Form 10QSB
period 2004-06-30
M WISE INC
filed 2004-08-16
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the quarterly period ended June 30, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                        Commission File Number 333-106160

                                  M-WISE, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      11-3536906
            --------                                    ---------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                 3 SAPIR STREET, HERZELIYA PITUACH, ISRAEL 46852
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 +972-9-9611212
                                 --------------
                (Issuer's telephone number, including area code)

                             All Correspondence to:
                             Jay M. Kaplowitz, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of August 16, 2004, was 69,506,898.

Transitional Small Business Disclosure Format (check one):     Yes [ ] No [X]

                                  M-WISE, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                            1-21
                  Unaudited Balance Sheet as of June 30, 2004
                  Unaudited Statements of Operations for the Three Months
                    Ended and Six Months Ended June 30, 2004 and 2003
                  Unaudited Statements of Cash Flows for the Six Months
                    Ended June 30, 2004 and 2003
                  Notes to Unaudited Financial Statements
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      21-24
Item 3.     Controls and Procedures                                           25

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 25
Item 2      Changes in Securities and Small Business                          25
            Issuer Purchases of Equity Securities                             25
Item 3      Defaults upon Senior Securities                                   25
Item 4      Submission of Matters to a Vote of Security Holders               25
Item 5      Other Information                                                 25
Item 6      Exhibits and Reports on Form 8-K                               26-35

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  M-WISE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2004 AND 2003




                                    CONTENTS

Consolidated Balance Sheet                                                  1

Consolidated Statements of Operations                                     2-3

Consolidated Statement of Changes in Stockholders' Equity                   4

Schedules of Expenses                                                     5-6

Consolidated Statement of Cash Flows                                        7

Notes to Consolidated Financial Statements                               8-21





M-WISE, INC.
Balance Sheets
June 30, 2004 and 2003

                                                                        2004          2003
                                     ASSETS
CURRENT
    Cash and cash equivalents                                     $    44,099    $    38,162
    Accounts receivable - trade (net of allowance
       for doubtful accounts of
       $17,629, 2003, nil)                                             70,933         63,253
    Other receivables                                                   4,725        105,274
    Prepaid and sundry assets                                          14,693         26,962
                                                                  -----------    -----------


                                                                      134,450        233,651
LONG-TERM PREPAID EXPENSES                                             12,426          3,540
EQUIPMENT                                                             235,932        392,594
DEFERRED FINANCING FEES                                                44,208         63,152
                                                                  -----------    -----------


                                                                  $   427,016    $   692,937
                                                                  -----------    -----------

                                   LIABILITIES
CURRENT
    Bank indebtedness                                             $    17,936    $    19,827
    Trade accounts payable                                            137,884      1,217,224
    Other payables and accrued liabilities                            686,121        551,671
    Deferred revenue                                                  700,560           --
    Notes payable - current portion                                    33,680           --
                                                                  -----------    -----------

                                                                    1,576,181      1,788,722
ACCRUED SEVERANCE PAY (note 3)                                         18,246         23,767
NOTES PAYABLE                                                       1,817,233      1,807,988
REDEEMABLE PREFERRED SHARES (note 4)                                     --        5,000,304
                                                                  -----------    -----------

                                                                    3,411,660      8,620,781
                                                                  -----------    -----------
                            STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 5)                                            $   118,162    $    84,980
PAID IN CAPITAL                                                     6,883,667      1,717,303
ACCUMULATED OTHER COMPREHENSIVE LOSS                                     --         (118,008)
ACCUMULATED DEFICIT                                                (9,986,473)    (9,612,119)
                                                                  -----------    -----------

                                                                   (2,984,644)    (7,927,844)
                                                                  -----------    -----------

                                                                  $   427,016    $   692,937
                                                                  -----------    -----------



APPROVED ON BEHALF OF THE BOARD
     "SHAY BEN ASULIN"                               "MORDECHAI BROUDO"
-------------------------------                      ------------------
         DIRECTOR                                         DIRECTOR

M-WISE, INC.
Consolidated Statement of Operations
Six Months Ended June 30, 2004 and 2003



                                                                  2004             2003

SALES                                                         $    233,678    $    237,871

COST OF SALES                                                       47,374          83,255
                                                              ------------    ------------


GROSS PROFIT                                                       186,304         154,616
                                                              ------------    ------------


EXPENSES
    General and administrative (page 5)                            541,373         852,544
    Research and development (page 5)                              138,975         228,729
    Financial                                                       10,665          24,829
    Redemption premium on Class B preferred shares (note 4)           --           200,000
                                                              ------------    ------------


                                                                   691,013       1,306,102
                                                              ------------    ------------


LOSS BEFORE DISCONTINUED OPERATIONS                               (504,709)     (1,151,486)

    Loss on discontinued operations                                   --           118,106
                                                              ------------    ------------


NET LOSS                                                      $   (504,709)   $ (1,269,592)
                                                              ------------    ------------


BASIC LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $     (0.007)         (0.102)
                                                              ------------    ------------


BASIC LOSS PER SHARE                                          $     (0.007)         (0.113)
                                                              ------------    ------------


FULLY DILUTED LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $     (0.007)         (0.102)
                                                              ------------    ------------


FULLY DILUTED LOSS PER SHARE (note 5)                         $     (0.007)         (0.113)
                                                              ------------    ------------


BASIC WEIGHTED AVERAGE NUMBER OF SHARES                         69,506,898      11,260,428
                                                              ------------    ------------


M-WISE, INC.
Consolidated Statement of Operations
Three Months Ended June 30, 2004 and 2003




                                                                   2004            2003

SALES                                                         $    109,709    $     82,176

COST OF SALES                                                       39,107          54,605
                                                              ------------    ------------

GROSS PROFIT                                                        70,602          27,571
                                                              ------------    ------------

EXPENSES
    General and administrative (page 6)                            262,458         370,006
    Research and development (page 6)                               83,986          67,261
    Financial                                                        9,764          21,515
    Redemption premium on Class B preferred shares (note 4)           --           100,000
                                                              ------------    ------------

                                                                   356,208         558,782
                                                              ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                               (285,606)       (531,211)

    Loss on discontinued operations                                   --            46,304
                                                              ------------    ------------

NET LOSS                                                      $   (285,606)   $   (577,515)
                                                              ------------    ------------

BASIC LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $     (0.004)         (0.047)
                                                              ------------    ------------

BASIC LOSS PER SHARE                                          $     (0.004)         (0.051)
                                                              ------------    ------------

FULLY DILUTED LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $     (0.004)         (0.047)
                                                              ------------    ------------

FULLY DILUTED LOSS PER SHARE (note 5)                         $     (0.004)         (0.051)
                                                              ------------    ------------

BASIC WEIGHTED AVERAGE NUMBER OF SHARES                         69,506,898      11,260,428
                                                              ------------    ------------

M-WISE, INC.
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2004 and 2003


                                                COMMON SHARES      PREFERRED SHARES       ACCUMULATED
                                                                                          OTHER           ADDITIONAL
                                                NUMBER OF            NUMBER OF            COMPREHENSIVE   PAID IN       ACCUMULATED
                                                SHARES               $  SHARES            $   LOSS        CAPITAL        DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                        5,260,428     8,943      268,382    2,684    (177,773)   $ 1,297,374    $(8,342,527)

Shares issued for offering costs               25,786,896    42,978         --       --          --          207,022           --

Shares issued for offering costs forfeited    (19,786,896)  (32,778)        --       --          --         (157,222)          --
  7,025,778 warrants issued for deferral of
  debt for legal services rendered                   --        --           --       --          --           10,000           --

Class "C" shares issued for obtaining line
  of credit                                          --        --      6,315,258   63,153        --             --             --

Options vested for employee services                 --        --           --       --          --          360,129           --

Financial statement translation                      --        --           --       --        59,765           --             --

Net loss                                             --        --           --       --          --             --       (1,269,592)
                                             --------------------------------------------------------------------------------------
Balance, June 30, 2003                         11,260,428    19,143    6,583,640   65,837    (118,008)   $ 1,717,303    $(9,612,119)
                                             ======================================================================================

Balance, January 1, 2004                       69,506,898   118,162         --       --          --      $ 6,869,184    $(9,481,764)

Options vested for employee services-                --        --           --       --        14,483           --

Net Loss                                             --        --           --       --          --             --         (504,709)
                                             --------------------------------------------------------------------------------------
Balance, June 30, 2004                         69,506,898   118,162         --       --          --      $ 6,883,667    $(9,986,473)
                                             ======================================================================================

M-WISE, INC.
Schedule of Expenses
Six Months Ended June 30, 2004 and 2003

                                                     2004              2003

GENERAL AND ADMINISTRATIVE
    Consulting                                   $ 213,101           $ 383,587
    Professional services                           54,645             233,329
    Other expenses                                  64,783              23,487
    Communications                                  49,188              34,844
    Marketing                                       34,671             (19,461)
    Travel                                          72,560               4,000
    Payroll and related expenses                    34,663             177,087
    Rent                                            10,558              12,095
    Depreciation                                     7,204               3,576
                                                 -----------------------------
                                                 $ 541,373           $ 852,544
                                                 =============================
RESEARCH AND DEVELOPMENT
    Payroll and related expenses                 $  82,649           $ 114,603
    Depreciation                                    51,116              47,207
    Travel                                          29,279              29,162
    Vehicle maintenance                             25,203              41,608
    Subcontractors                                     892              43,792
    Materials and components                         1,985               8,260
    Shipment and freight                                21                --
    Government grant (note 6)                      (52,170)            (55,903)
                                                 -----------------------------
                                                 $ 138,975           $ 228,729
                                                 =============================

M-WISE, INC.
Schedule of Expenses
Three Months Ended June 30, 2004 and 2003

                                                  2004              2003

GENERAL AND ADMINISTRATIVE
    Consulting                                 $  91,749         $  65,141
    Professional services                         10,003           205,668
    Other expenses                                33,631            11,362
    Communications                                26,247            17,907
    Marketing                                     15,035               200
    Travel                                        55,011             4,000
    Payroll and related expenses                  21,577            57,860
    Rent                                           5,310             6,081
    Depreciation                                   3,895             1,787
                                               ---------------------------
                                               $ 262,458         $ 370,006
                                               ===========================

RESEARCH AND DEVELOPMENT
    Payroll and related expenses               $  38,262         $  27,829
    Depreciation                                  24,954            23,054
    Travel                                        10,228             2,756
    Vehicle maintenance                            9,258            20,194
    Subcontractors                                  --              43,792
    Materials and components                       1,284             5,539
    Government grant (note 6)                       --             (55,903)
                                               ---------------------------
                                               $  83,986         $  67,261
                                               ===========================


M-WISE, INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003



                                                                                     2004                2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $  (504,709)          $(1,269,592)
    Adjustments required to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                   58,320                50,783
      Increase in redemption premium on Class B preferred shares                       --                 200,000
      Common shares issued for offering costs                                          --                  60,000
      Warrants issued for deferral of debt for legal services rendered                 --                  10,000
      Wages and salaries paid by options                                             14,483               360,129
      Accounts receivable - trade                                                   (20,968)               67,694
      Other receivables                                                              10,951                 6,160
      Prepaid and sundry assets                                                      (2,451)              (11,209)
      Deferred revenue                                                              644,774                  --
      Trade accounts payable                                                        (60,335)              149,908
      Other payables and accrued liabilities                                        (98,709)              154,781
      Long-term prepaid expenses                                                     (5,127)               13,478
      Deferred financing fees                                                         6,314               (63,153)
      Accrued severance pay                                                          (2,427)                2,190
                                                                                ---------------------------------
                                                                                     40,116              (268,831)
                                                                                ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                                      (37,877)                 --
      Proceeds from disposition of equipment                                           --                  77,041
                                                                                ---------------------------------
                                                                                    (37,877)               77,041
                                                                                ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in notes payable                                                      11,354                  --
      Bank indebtedness - gross                                                      (2,032)               13,988
                                                                                ---------------------------------
                                                                                      9,322                13,988
FOREIGN EXCHANGE LOSS ON CASH AND CASH EQUIVALENTS                                     --                     389
                                                                                ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 11,561              (177,413)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      32,538               215,575
                                                                                ---------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $    44,099           $    38,162
                                                                                =================================

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


1. DESCRIPTION OF BUSINESS AND GOING CONCERN

      a)    Description of Business

            m-Wise Inc. (the "Company") is a U.S. corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions and information services with internet billing capabilities.

            The Company has a wholly-owned subsidiary in Israel, which was incorporated in 2000 under the laws of Israel.

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended June 30, 2004 and 2003, the Company experienced net losses of $504,709 and $1,269,592 respectively.

            The Company is in an industry where operational fluctuation is usually higher than other ordinary industries. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

            The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and attaining profitable operations.

            Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous period. Outlined below are those policies considered particularly significant:

      a)    Basis of Presentation

            These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

      b)    Reporting Currency

            A majority of the Company's revenues are generated in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Management has determined that the U.S. dollar will be used as the Company's functional and reporting currency.

            Accordingly, financial statements of subsidiaries maintained in currencies other than the reporting currency are being translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 (SFAS 52), "Foreign Currency Translation". All translation gains and losses are directly reflected separately in stockholders' equity as Accumulated Other Comprehensive Income or Loss.

            Foreign currency transactions of subsidiaries have been translated to their functional currencies at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

            During the 2003 fiscal year, the subsidiaries whose reporting currency was other than US dollars were disposed and as such, the accumulated other comprehensive loss was adjusted to nil.

      c)    Cash and Cash Equivalents

            Cash equivalents include cash and highly liquid investments with initial maturities of three months or less.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      d)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $300,000 provided by a shareholder as disclosed in note
            5. The overdraft from the credit facility will be non-interest bearing and there will be no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      e)    Equipment and Depreciation

            Equipment is stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

                   Furniture and equipment     6-15%          Straight-line
                   Computer equipment            33%          Straight-line

      f)    Revenue Recognition

            The Company generates revenues from product sales, licensing, customer services and technical support.

            Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2 "Software Revenue Recognition" and Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its' associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can function without on-going support.

            Technology license revenues are recognized in accordance with SAB No. 101 at the time the technology and license is delivered to the customer, collection is probable, the fee is fixed and determinable, a persuasive evidence of an agreement exists, no significant obligation remains under the sale or licensing agreement and no significant customer acceptance requirements exist after delivery of the technology.

            Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the period of the related contract.

            The Company does not sell products with multiple deliverables. It is management's opinion that EITF 00-21, "Revenue Arrangements With Multiple Deliverables" is not applicable.

      g)    Research and Development Costs

            Research and development costs are expensed as incurred.

      h)    Government Grants

            Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

      i)    Use of Estimates

            The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      j)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Israel financial institutions.

            The Company's provides credit to its clients in the normal course of its operations. Depending on their size, financial strength and reputation, customers are given credit terms of up to 60 days. The Company carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. For the periods ended June 30, 2004 and 2003, all uncollectible amounts have been written off and there was no further provision for doubtful accounts.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

      k)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2004 and 2003, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      l)    Impact of Recently Issued Accounting Standards

            The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as currently required. The provisions of SFAS No. 144 were implemented for the year ending December 31, 2002 and did not have a material effect on the Company's financial position or operating results.


3.    ACCRUED SEVERANCE PAY

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at June 30, 2004 and 2003, the amount of the liabilities accrued were $57,141 and $56,398 respectively. Severance pay expenses for the periods ended June 30, 2004 and 2003 were $550 and $5,988 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at June 30, 2004 and 2003 were $38,895 and $32,631 respectively. Income earned from the deposit funds for 2004 and 2003 was immaterial.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


4.    REDEEMABLE PREFERRED SHARES

      The Company has issued Series "B" preferred shares, redeemable at the option of the holder at a price equal to $8.17 per share plus 10% per annum from the date of purchase through the redemption date.

      The Company recorded the transaction in accordance with EITF D-98, "Classification and Measurement of Redeemable securities". As such, the preference shares have been presented outside of permanent equity at its redemption value. The premium on redemption is being charged to the statement of operations as incurred.

      On November 19, 2003, the Company, in accordance with the holders, agreed to convert 489,456 Series "B" preferred shares into 3,124,105 common shares at a ratio of 1 to 6.3828125. Following the conversion, the common shares were split on a 1 to 6 basis to 18,744,630 common shares as described in note 5.


5.    CAPITAL STOCK

        Authorized
          210,000,000      Common shares
          170,000,000      Preferred shares
                           Series "A": convertible, voting, par value of
                                       $0.0017 per share
                           Series "B": 10% non-cumulative dividend, redeemable,
                                       convertible, voting, par value of
                                       $0.0017 per share
                           Series "C": 10% non-cumulative dividend, convertible,
                                       voting, par value of $0.0017 per share

                                                                                        2004           2003

        Issued
             69,506,898    Common shares (2003 - 11,260.428)                     $    118,162  $     19,143
                    nil    Series "A" Preferred shares (2003 - 268,382)              -                2,684
                    nil    Series "C" Preferred shares (2003 - 6,315,258)            -               63,153

                                                                                 --------------------------
                                                                                 $    118,162  $     84,980
                                                                                 ==========================

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



5. CAPITAL STOCK (cont'd)

      On November 19, 2003, the Company, in accordance with the holders, agreed to convert all the 268,382 Class "A" and 489,456 Class "B" and 6,315,258 Class "C" preferred shares into common shares. Following the conversion, the Company granted a 1 to 6 forward stock split of its common shares. The conversion has been recorded prospectively in the consolidated financial statements, while the forward stock split has been recorded retroactively.


      Stock warrants and options:

      The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

                                                 2004                    2003

                                     ISRAEL    INTERNATIONAL     ISRAEL     INTERNATIONAL
         Interest rate                      5%            5%            5%            5%
         Expected volatility               50%           50%           50%           50%
         Expected life in years              8            10             8            10

      Warrants:

      In April 2000, 56,180 warrants, equivalent to 337,080 after the 1 to 6 forward stock split, were issued to one of the shareholders with his preferred Class "A" shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company's securities. Warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the 1 to 6 forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid in capital. The warrants for preferred Class "A" shares were converted into warrants for common shares on a 1 to 1 basis during the year.

      In January 2003, the Company issued 180,441 warrants for the Class "B" preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The Warrants will expire in 2010.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



5. CAPITAL STOCK (cont'd)

      The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year at a ratio of 1 to 6.3828125. After the conversion, the warrants were further split at the ratio of 1 to 6 in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were 7,025,778 warrants outstanding each convertible to 1 common share at par value.

      Capital Stock:

      In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the 1 to 6 forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities Exchange Commission. In November 2003 it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

      In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issues at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At June 30, 2004 the line of credit has not been utilized. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2004, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2004, 38,256 options under the Israel 2003 share option plan were not yet granted.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



5. CAPITAL STOCK (cont'd)

      The options vest gradually over a period of 4 years from the date of grant for Israel and 10 years (no less than 20% per year for five years for options granted to employees) for the International plan. The term of each option shall not be more than 8 years from the date of grant in Israel and 10 years from the date of grant in the International plan. The outstanding options that have vested have been expensed in the statements of operations as follows:

               Year ended December 31, 2001    $     9,000
               Year ended December 31, 2002            --
               Year ended December 31, 2003        384,889
               Quarter ended March 31, 2004          8,269
               Quarter ended June 30, 2004           6,214
                                               -----------
                                               $   408,372
                                               -----------

      The following table summarizes the activity of common stock options during 2004 and 2003:

                                                         2004                          2003

                                                 ISRAEL    INTERNATIONAL        ISRAEL     INTERNATIONAL
                                                -------------------------------------------------------------
         Outstanding, beginning of period       18,455,850    25,361,094        600,000       300,000
            Granted                                   --            --        1,800,000           --
            Exercised                                 --            --             --             --
            Cancelled                                 --            --             --             --
                                               -------------------------------------------------------------
         Outstanding, end of period             18,455,850    25,361,094      2,400,000        300,000
                                                -------------------------------------------------------------
         Weighted average fair value
         of common stock options
         granted during the period              $    --        $    --         $ 18,000       $    --
                                                -------------------------------------------------------------
         Weighted average exercise price
         of common stock options,
         beginning of period                    $   0.0017     $   0.0017      $ 0.0017       $   0.0017
                                                -------------------------------------------------------------
         Weighted average exercise price
         of common stock options granted
         in the period                          $    --        $    --         $ 0.0017       $    --
                                                -------------------------------------------------------------
         Weighted average exercise price
         of common stock options, end of
         period                                  $   0.0017    $   0.0017      $ 0.0017       $   0.0017
                                                -------------------------------------------------------------
         Weighted average remaining
         contractual life of common stock
         options                                    7 years       9 years       8 years         10 years
                                                -------------------------------------------------------------

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003

5. CAPITAL STOCK (cont'd)

      The following table summarizes the activity of preferred stock options during 2004 and 2003:


                                                  2004                                2003

                                          ISRAEL      INTERNATIONAL         ISRAEL        INTERNATIONAL
                                        ---------------------------------------------------------------
Outstanding, beginning of period            --               --                 --                 --
   Granted                                  --               --           16,055,850         25,061,094
   Exercised                                --               --                 --                 --
   Preferred stock options
     converted to common                    --               --                 --                 --
   Cancelled                                --               --                 --                 --

Outstanding, end of period                  --               --           16,055,850         25,061,094
                                        ---------------------------------------------------------------
Weighted average fair value of
preferred stock options
granted during the period               $   --          $    --          $    27,360        $    42,604
                                        ===============================================================
Weighted average exercise price
of preferred stock options,
beginning of period                     $   --          $    --          $      --          $      --
                                        ===============================================================

Weighted average exercise price
of preferred stock options
granted in the period                   $   --          $    --          $    0.0017        $    0.0017
                                        ===============================================================

Weighted average exercise price
of preferred stock options,
end of period                           $   --          $    --          $    0.0017        $    0.0017
                                        ===============================================================
Weighted average remaining
contractual life of
preferred stock options                                                       8 years         10 years
                                        ===============================================================


      All outstanding preferred stock options have been cancelled and replaced with common stock options during the 2003 fiscal year at the ratio of 1 to 6.3828125.

      The stock options and the preferred shares have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003



6.   GOVERNMENT GRANTS

      During the period ended June 30, 2004 the Israeli subsidiary received approximately $52,000 from a joint Israeli-Singapore government grant program. The amount is being recorded as a reduction of the research and development expense incurred in the period. The total amount approved for the grant was $186,330, which the Company is recording on a cash basis.

      The Israeli subsidiary is required to repay the government agency royalties in the amount of 2.5% of gross sales from the products and services being developed relating to the grant, limited to the amount of the grant. If the product is not marketable, the grant will not be repaid. As at June 30, 2004 the products have been developed but no sales have been made. As such, no amount has been paid as royalties.


7.    INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Management determined that accounting values of its assets and liabilities recorded are not materially different from their tax values and therefore no deferred tax assets/liabilities have been setup to account for the temporary differences.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


7. INCOME TAXES (cont'd)

      The Israeli subsidiary maintains an investment program in hardware and software in the amount of $75,000 and has been granted the status of "Approved Enterprise" under the Law for the Encouragement of Capital Investments, 1959 in Israel. This status entitles the Company to an exemption from tax on income derived there from for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval which was received on December 2002 or 12 years from commencement of operations. The tax-exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability on the Company only upon its complete liquidation. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an "Approved Enterprise". Under SFAS 109, a deferred tax liability normally would be recorded relating to taxes that would be owed on the distribution of profits even if management does not intend currently to declare dividends. As at June 30, 2004 the Israel subsidiary has not reported any taxable income and there was an accumulated deficit of approximately $250,000. There was no deferred tax liability to be recorded in the period.

      The Company has deferred income tax assets as follows:

                                                                     2004              2003

          Deferred income tax assets
          Non-capital losses carried forward                    $     2,500,000        2,395,500
          Valuation allowance for deferred income tax assets         (2,500,000)      (2,395,500)
                                                                --------------------------------
                                                                $           --               --
                                                                ================================

      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      The Company has accumulated tax losses in all of its subsidiaries. It is not likely that the Company will be able to generate income to utilize the tax loss. Therefore, no deferred tax assets have been set up to record the tax benefits.

      As at June 30, 2004, the Company has approximately $9,800,000 and $250,000 tax losses carried forward in its United States and Israeli subsidiaries. Losses in the United States subsidiary, if not utilized, will expire in twenty years from the year of origin, December 31, 2020 to December 31, 2024. For the Israel subsidiary, the losses can be carried forward indefinitely to reduce income taxes on future taxable income.

M-WISE, INC.
Notes to Financial Statements
June 30, 2004 and 2003


8.    RELATED PARTY TRANSACTIONS

      During the period the Company incurred directors consulting fees and salaries in the amount of $120,000 (2003, $120,000). At June 30, 2004 and
      2003, the amounts were unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------------------

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise , Which could impair our ability to raise capital;
(d) we operate internationally and are subject to currency fluctuations , which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers , and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are requires to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003.

REVENUES

License fees and products. Revenues from license fees and products decreased 71% to $33,708 for the six months ended June 30, 2004 from $114,450 for the same period in 2003, primarily due to our growing dependency on third parties' marketing capability and our significantly reduced sales resources which prevented us from achieving enough sales in this period.

Revenue share. Revenues from revenue share decreased 31% to $7,709 for the six months ended June 30, 2004 from $11,215 for the same period in 2003.

Customer services and technical support. Revenues from customer services and technical support increased 71% to $192,261 for the six months ended June 30, 2004 from $112,206 for the same period in 2003. The increase primarily consisted of revenues from ongoing customers who were not our customers during the first six months of 2003.



Cost of revenues

Customer services and technical support. Cost of customer services and technical support decreased 43% to $47,374 for the six months ended June 30, 2004 from $83,255 for the same period in 2003. This decrease was primarily due to lesser hours spent on customer services and technical support.

Operating expenses

Research and development. Research and development expenses decreased 39% to $138,975 for the six months ended June 30, 2004 from $228,729 for the same period in 2003. This decrease was primarily due to a $42,900 decrease in subcontractors expenses and a $31,954 decrease in payroll and related expenses due to a reduction in the number of employees involved in research and development from 7 on June 30, 2003 to 6 on June 30, 2004. Since our products are now substantially developed, we reduced the number of our employees engaged in research and development. We do not currently intend to continue to reduce our research and development activities. We believe that we have assembled a small core of highly skilled and efficient technical personnel sufficient to conduct our current and future research and development activities. Research and development expenses, stated as a percentage of revenues, decreased to 59% for the six months ended June 30, 2004 from 96% for the same period in 2003.


General and administrative. General and administrative expenses decreased 36% to $541,373 for the six months ended June 30, 2004 from $ 852,544 for the same period in 2003. This decrease was primarily due to a $178,684 decrease in professional services expenses,a $170,486 decrease in consulting expenses and a $ 142,424 decrease in payroll and related expenses mainly due to options granted for employee services in the six months ended June 30, 2003, partially offset by a $68,560 increase in travel expenses and a $54,132 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 232% for the six months ended June 30, 2004 from 358% for the same period in 2003.

Financing income and expenses

Financing income. Our Financing income increased 16,904% to $4,421 for the six months ended June 30, 2004 from $26 for the same period in 2003.

Financing expenses. Our financing expenses decreased 39% to $15,086 for the six months ended June 30, 2004 from $24,855 for the same period in 2003.



LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $ 44,099 as of June 30, 2004 and $32,538 as of December 31, 2003. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See

"Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. There is no amount currently outstanding under the line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

Other than the said credit line agreement with Miretzky we do not have any Commitments from any of our affiliates or current stockholders, or any other Non-affiliated parties, to provide additional sources of capital to us. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

         Operating activities. For the six months ended June 30, 2004 we generated $40,116 of cash in operating activities primarily due to a $644,774 increase in deferred revenues, partially offset by our net loss of $504,709. In the same period in 2003, we used $268,831 of cash in operating activities primarily due to our net loss of $1,269,592 partially offset by a compensation expense of $360,129 related to the issuance of options for employee services, a $200,000 increase in redemption premium on shares of Series B preferred stock and, $154,781 increase in other payables and accrued liabilities.


Investing and financing activities.

    Property and equipment consist primarily of computers, software, and office equipment.


         For the six months ended June 30, 2004, net cash used in investing activities was $37,877 consisting of an investment in equipment. In the same period in 2003 net cash generated in investing activities was $77,041 consisting of Disposition of equipment.

    For the six months ended June 30, 2004, net cash provided by financing activities was $9,322 due to a $11,354 increase in notes payables, partially offset by a $2,032 decrease in bank indebtedness. In the same period in 2003, net cash provided by financing activities was $13,988 due to a $13,988 increase in bank indebtedness.



DIVIDENDS

We have not paid any dividends on our common stock. We are prohibited from paying dividends under certain promissory notes in the aggregate principal amount of $1.8 million held by Syntek Capital AG and DEP Technology Holdings Ltd. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3.  CONTROLS AND PROCEDURES

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.


PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Amended and restated Certificate of Incorporation**
3.2      Bylaws**



4.1     Purchase and registration rights agreement and schedule of details**



10.1    Amended and Restated Employment Agreement with Mordechai Broudo**
10.2 Amendment to Amended and Restated Employment Agreement with Mordechai Broudo**
10.3    Amended and Restated Employment Agreement with Shay Ben-Asulin**
10.4    Amendment to Amended and Restated Employment Agreement with Shay
        Ben-Asulin**
10.5    Employment Agreement, Gabriel Kabazo**
10.6    Confidentiality rider to Gabriel Kabazo Employment Agreement**
10.7    Employment Agreement Asaf Lewin**
10.8    2003 International Share Option Plan**
10.9    Form of Option Agreement, 2003 International Share Option Plan**
10.10   2001 International Share Option Plan**
10.11   Form of Option Agreement, 2001 International Share Option Plan**
10.12   2003 Israel Stock Option Plan**
10.13   Form of Option Agreement, 2003 Israel Stock Option Plan**
10.14   2001 Israel Share Option Plan**
10.15   Form of Option Agreement, 2001 Israel Share Option Plan**

10.16   Investors' Rights Agreement dated January 11, 2001**

10.17   Stockholders Agreement**

10.18 Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc.**
10.19 Purchase agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002**

10.20 Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003**

10.21 Consulting agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended see exhibit 10.20 above**

10.22   Amendment to Investors' Rights Agreement dated October 2, 2003**

10.23   Appendices to 2003 Israel Stock Option Plan**

10.24   Appendices to 2001 Israel Share Option Plan**

10.25 Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004**

21.     List of Subsidiaries**

31.1  Rule 13a-14(a)/15d-14(a) Certification.* 31.2 Rule 13a-14(a)/15d-14(a)
      Certification.*

32.1 Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. ***

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. ***

-------------
 * Filed herewith.

** Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2 (Reg. No. 333-106160).

*** The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     M-WISE, INC.
                                                     (Registrant)

Date:  August 16, 2004                               /S/ SHAY BEN-ASULIN
                                                     ----------------------
                                                     Name:  Shay Ben-Asulin
                                                     Title:  Chairman