Form 10QSB
period 2004-09-30
M WISE INC
filed 2004-11-18
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                        Commission File Number 333-106160

                                  m-Wise, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            11-3536906
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 3 Sapir Street, Herzeliya Pituach, Israel 46852
                    (Address of principal executive offices)

                                 +972-9-9611212
                (Issuer's telephone number, including area code)

                             All Correspondence to:
                             Arthur S. Marcus, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes [X] No []

The number of shares outstanding of the issuer's common stock, as of November 15, 2004, was 69,506,898.

Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

                                  M-WISE, INC.
                                TABLE OF CONTENTS

                                                                           Page

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1
            Unaudited Balance Sheet as of September 30, 2004                   2
            Unaudited Statements of Operations for the Three Months
              Ended and Nine Months Ended September 30, 2004 and 2003        3-7
            Unaudited Statements of Cash Flows for the Nine Months
              Ended September 30, 2004 and 2003                                8
            Notes to Unaudited Financial Statements                         9-22
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         23-26
Item 3.  Controls and Procedures                                              27

PART II
OTHER INFORMATION

Item 1   Legal Proceedings                                                    27
Item 2   Changes in Securities and Small Business
         Issuer Purchases of Equity Securities                                27
Item 3   Defaults upon Senior Securities                                      27
Item 4   Submission of Matters to a Vote of Security Holders                  27
Item 5   Other Information                                                    27
Item 6   Exhibits and Reports on Form 8-K                                  25-29

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
                                  M-WISE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                  1

Consolidated Balance Sheet                                               2

Consolidated Statements of Operations                                  3-4

Consolidated Statement of Changes in Stockholders' Equity                5

Schedules of Expenses                                                  6-7

Consolidated Statement of Cash Flows                                     8

Notes to Consolidated Financial Statements                            9-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of M-WISE, INC.

      We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of deficit, operations, change in stockholders' equity and cash flows for the nine month periods then ended. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists primarily of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


                                                       "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
November 5, 2004

M-WISE, INC.
Balance Sheets
September 30, 2004 and 2003

                                                                     2004           2003
                                                                 -----------    -----------
                                     ASSETS
CURRENT
    Cash and cash equivalents                                    $    52,827    $    16,000
    Accounts receivable - trade (net of allowance for doubtful
       accounts of $17,629; 2003 - $47,937)                          218,344        129,656
    Other receivables                                                  2,974         26,613
    Prepaid and sundry assets                                         11,783         30,037
                                                                 -----------    -----------


                                                                     285,928        202,306
LONG-TERM PREPAID EXPENSES                                            12,467          3,437
EQUIPMENT                                                            242,418        332,754
DEFERRED FINANCING FEES                                               41,051         63,152
                                                                 -----------    -----------


                                                                 $   581,864    $   601,649
                                                                 ===========    ===========

                                   LIABILITIES
CURRENT
    Bank indebtedness                                            $    15,571    $    13,729
    Trade accounts payable                                           215,502      1,225,094
    Other payables and accrued liabilities                           654,820        659,858
    Deferred revenue                                                 396,062         55,786
    Notes payable - current portion                                   71,000             --
                                                                 -----------    -----------


                                                                   1,352,955      1,954,467
ACCRUED SEVERANCE PAY (note 3)                                        16,238         22,311
NOTES PAYABLE (note 4)                                             1,790,997      1,807,988
REDEEMABLE PREFERRED SHARES (note 5)                                      --      5,100,304


                                                                   3,160,190      8,885,070
                                                                 -----------    -----------

                            STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 6)                                           $   118,162    $    84,980
PAID IN CAPITAL                                                    6,889,881      1,729,682
ACCUMULATED OTHER COMPREHENSIVE LOSS                                      --       (127,529)
ACCUMULATED DEFICIT                                               (9,586,369)    (9,970,554)
                                                                 -----------    -----------


                                                                  (2,578,326)    (8,283,421)
                                                                 -----------    -----------


                                                                 $   581,864    $   601,649
                                                                 ===========    ===========

APPROVED ON BEHALF OF THE BOARD

      "SHAY BEN ASULIN"                               "MORDECHAI BROUDO"

          DIRECTOR                                         DIRECTOR

M-WISE, INC.
Consolidated Statement of Operations
Nine Months Ended September 30, 2004 and 2003





                                                                  2004             2003

SALES                                                         $  1,134,179    $    316,352

COST OF SALES                                                      173,002         110,716
                                                              ------------    ------------

GROSS PROFIT                                                       961,177         205,636
                                                              ------------    ------------

EXPENSES
    General and administrative (page 6)                            782,634       1,069,930
    Research and development (page 6)                              268,068         219,124
    Financial                                                       15,080          39,066
    Redemption premium on Class B preferred shares (note 5)             --         300,000
                                                              ------------    ------------

                                                                 1,065,782       1,628,120
                                                              ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                               (104,605)     (1,422,484)

    Loss on discontinued operations                                     --         205,543
                                                              ------------    ------------

NET LOSS                                                      $   (104,605)   $ (1,628,027)
                                                              ============    ============
BASIC LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $       0.00           (0.13)
                                                              ============    ============
BASIC LOSS PER SHARE                                          $       0.00           (0.14)
                                                              ============    ============
FULLY DILUTED LOSS PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $       0.00           (0.13)
                                                              ============    ============
FULLY DILUTED LOSS PER SHARE (note 6)                         $       0.00           (0.14)
                                                              ============    ============
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                         69,506,898      11,260,428
                                                              ============    ============

M-WISE, INC.
Consolidated Statement of Operations
Three Months Ended September 30, 2004 and 2003





                                                                  2004           2003

SALES                                                         $    900,501   $     78,481

COST OF SALES                                                      125,628         27,461
                                                              ------------   ------------

GROSS PROFIT                                                       774,873         51,020
                                                              ------------   ------------
EXPENSES
    General and administrative (page 7)                            241,261        217,386
    Research and development (page 7)                              129,093         (9,605)
    Financial                                                        4,415         14,237
    Redemption premium on Class B preferred shares (note 5)             --        100,000
                                                              ------------   ------------

                                                                   374,769        322,018
                                                              ------------   ------------

EARNINGS (LOSS) BEFORE DISCONTINUED OPERATIONS                     400,104       (270,998)

    Loss on discontinued operations                                     --         87,437
                                                              ============   ============
NET EARNINGS (LOSS)                                           $    400,104   $   (358,435)
                                                              ============   ============
BASIC EARNINGS (LOSS) PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $       0.01          (0.02)
                                                              ============   ============
BASIC EARNINGS (LOSS) PER SHARE                               $       0.01          (0.03)
                                                              ============   ============
FULLY DILUTED EARNINGS (LOSS) PER SHARE
   BEFORE DISCONTINUED OPERATIONS                             $       0.01          (0.02)
                                                              ============   ============
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 6)              $       0.01          (0.03)
                                                              ============   ============
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                         69,506,898     11,260,428
                                                              ============   ============

M-WISE, INC.
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2004 and 2003

                                     COMMON SHARES                     PREFERRED SHARES                 ACCUMULATED
                                                                                                        OTHER
                                     NUMBER OF                         NUMBER OF                        COMPREHENSIVE
                                     SHARES                      $     SHARES            $              LOSS
                                     ------------------------------------------------------------------------------------
Balance, January 1, 2003               5,260,428             8,943          268,382            2,684         (177,773)

Shares issued for offering
  costs                               25,786,896            42,978               --               --               --

Shares issued for offering
  costs forfeited                    (19,786,896)               --               --               --         (157,222)

7,025,778 warrants issued for
  deferral of debt for legal
  services rendered                           --                --               --               --               --

Class "C" shares issued for
  obtaining line of credit                    --                --        6,315,258           63,153               --

Options vested for employee
  services                                    --                --               --               --               --

Financial statement translation               --                --               --               --           50,244

Net loss                                      --                --               --               --               --
                                  --------------    --------------   --------------   --------------   --------------

Balance, September 30, 2003           11,260,428            19,143        6,583,640           65,837         (127,529)
                                  ==============    ==============   ==============   ==============   ==============

Balance, January 1, 2004              69,506,898           118,162               --               --               --

Options vested for employee
  services                                    --                --               --               --               --

Net Loss                                      --                --               --               --               --
                                  --------------    --------------   --------------   --------------   --------------

Balance, September 30, 2004           69,506,898           118,162               --               --               --
                                  ==============    ==============   ==============   ==============   ==============


                                     ADDITIONAL
                                     PAID IN          ACCUMULATED
                                     CAPITAL          DEFICIT
                                  -----------------------------------
Balance, January 1, 2003             $    1,297,374   $   (8,342,527)

Shares issued for offering
  costs                                     207,022               --

Shares issued for offering
  costs forfeited                                --

7,025,778 warrants issued for
  deferral of debt for legal
  services rendered                          10,000               --

Class "C" shares issued for
  obtaining line of credit                       --               --

Options vested for employee
  services                                  372,508               --

Financial statement translation                  --               --

Net loss                                         --       (1,628,027)
                                     --------------   --------------

Balance, September 30, 2003          $    1,729,682   $   (9,970,554)
                                     ==============   ==============

Balance, January 1, 2004             $    6,869,184   $   (9,481,764)

Options vested for employee
  services                                   20,697               --

Net Loss                                         --         (104,605)
                                     --------------   --------------

Balance, September 30, 2004          $    6,889,881   $   (9,586,369)
                                     ==============   ==============

M-WISE, INC.
Schedule of Expenses
Nine Months Ended September 30, 2004 and 2003



                                       2004            2003

GENERAL AND ADMINISTRATIVE
    Consulting                     $   317,855    $   464,078
    Professional services               55,304        271,324
    Other expenses                      82,205         32,870
    Communications                      94,365         52,740
    Marketing                           48,902             --
    Travel                             104,783          4,000
    Payroll and related expenses        53,256        206,253
    Rent                                12,676         18,105
    Bad debts                            2,436         15,193
    Depreciation                        10,852          5,367
                                   -----------    -----------

                                   $   782,634    $ 1,069,930
                                   ===========    ===========

RESEARCH AND DEVELOPMENT
    Payroll and related expenses   $   150,399    $   129,894
    Depreciation                        77,011         67,597
    Travel                              45,459         31,873
    Vehicle maintenance                 36,545         44,158
    Subcontractors                       7,529         40,580
    Materials and components             3,092         16,828
    Shipment and freight                   203             --
     Government grant (note 7)         (52,170)      (111,806)
                                   -----------    -----------

                                   $   268,068    $   219,124
                                   ===========    ===========

M-WISE, INC.
Schedule of Expenses
Three Months Ended September 30, 2004 and 2003





                                        2004            2003

GENERAL AND ADMINISTRATIVE
    Consulting                     $    104,754    $     80,491
    Professional services                   659          37,995
    Other expenses                       17,422           9,383
    Communications                       45,177          17,896
    Marketing                            14,231          19,461
    Travel                               32,223              --
    Payroll and related expenses         18,593          29,166
    Rent                                  2,118           6,010
    Bad debts                             2,436              --
    Vehicle maintenance                      --          15,193
    Depreciation                          3,648           1,791
                                   ------------    ------------

                                   $    241,261    $    217,386
                                   ============    ============


RESEARCH AND DEVELOPMENT
    Payroll and related expenses   $     67,750    $     15,291
    Depreciation                         25,895          20,390
    Travel                               16,180           2,711
    Vehicle maintenance                  11,342           2,550
    Subcontractors                        6,637          (3,212)
    Materials and components              1,107           8,568
    Shipment and freight                    182              --
    Government grant (note 7)                --         (55,903)
                                   ------------    ------------

                                   $    129,093    $     (9,605)
                                   ============    ============

M-WISE, INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2004 and 2003





                                                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $  (104,605)   $(1,628,027)
    Adjustments  required to  reconcile  net loss to net cash used in  operating activities:
      Depreciation                                                                      87,863         72,964
      Increase in redemption premium on Class B preferred shares                            --        300,000
      Common shares issued for offering costs                                               --         60,000
      Warrants issued for deferral of debt for legal services rendered                      --         10,000
      Wages and salaries paid by options                                                20,697        372,508
      Accounts receivable - trade                                                     (168,378)        (4,837)
      Other receivables                                                                 12,702         66,796
      Prepaid and sundry assets                                                            459        (13,562)
      Deferred revenue                                                                 340,276         55,786
      Trade accounts payable                                                            17,284        176,303
      Other payables and accrued liabilities                                          (130,011)       256,394
      Long-term prepaid expenses                                                        (5,168)        13,581
      Deferred financing fees                                                            9,471        (63,152)
      Accrued severance pay                                                             (4,435)           734
                                                                                   -----------    -----------

                                                                                        76,155       (324,512)
                                                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                                         (73,907)            --
      Proceeds from disposition of equipment                                                --        116,643
                                                                                   -----------    -----------

                                                                                       (73,907)       116,643
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in notes payable                                                         22,438             --
      Bank indebtedness - gross                                                         (4,397)         7,890
                                                                                   -----------    -----------

                                                                                        18,041          7,890
                                                                                   -----------    -----------

FOREIGN EXCHANGE LOSS ON CASH AND CASH EQUIVALENTS                                          --            404
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    20,289       (199,575)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         32,538        215,575
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $    52,827    $    16,000
                                                                                   ===========    ===========

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003



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

      b)    Going Concern

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended September 30, 2004 and 2003, the Company experienced net losses of $104,605 and $1,628,027 respectively.

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

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


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

      c)    Cash and Cash Equivalents

            Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date are also included as cash equivalents.

      d)    Allowance for Doubtful Accounts

            The  allowance  for doubtful  accounts  reflects  managements'  best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      e)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $300,000 provided by a shareholder as disclosed in note
            6. The overdraft from the credit facility will be non-interest bearing and there will be no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      f)    Equipment and Depreciation

            Equipment  are  stated  at  cost  less   accumulated   depreciation.
            Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

                   Furniture and equipment      6-15%          Straight-line
                   Computer equipment             33%          Straight-line

      g)    Accrued Severance

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

      h)    Revenue Recognition

            The Company generates revenues from product sales, licensing, customer services and technical support.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

      i)    Research and Development Costs

            Research and development costs are expensed as incurred.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      j)    Government Grants

            Government   grants  are  recognized  as  income  over  the  periods
            necessary to match them with the related costs that they are intended to compensate.

      k)    Use of Estimates

            Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

      l)    Concentration of Credit Risk

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

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. For the periods ended September 30, 2004 and 2003, all uncollectible amounts have been written off and there was no further provision for doubtful accounts.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      m)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2004 and 2003, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.


3.    ACCRUED SEVERANCE PAY

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at September 30, 2004 and 2003, the amount of the liabilities accrued were $54,046 and $53,197 respectively. Severance pay expenses for the periods ended September 30, 2004 and 2003 were $874 and $2,517 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at September 30, 2004 and 2003 were $37,808 and $30,886 respectively. Income earned from the deposit funds for 2004 and 2003 was immaterial.


4.    NOTES PAYABLE

                                                                             2004           2003


Syntek Capital AG - a significant shareholder until July 2002          $      900,000   $      900,000
DEP Technology Holdings Ltd. - a significant shareholder
                                                     until July 2002          900,000          900,000
           Accrued interest                                                    61,997            7,988
                                                                       --------------   --------------




                                                                            1,861,997        1,807,988
           Less: Current portion                                               71,000               --
                                                                       --------------   --------------

                                                                       $    1,790,997   $    1,807,988
                                                                       ==============   ==============

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


4.    NOTES PAYABLE (cont'd)

      The promissory notes are unsecured, bear interest at the per annum LIBOR rate offered by Citibank North America and are repayable on December 31, 2007. Commencing January 1, 2004, the annual principal repayments are calculated as a total of 5% of annual prior year's revenues.

      Under the loan agreements, the Company is not allowed to declare dividends except for the purpose of redemption of common stock owned by Ogen LLC, one of the stockholders of the Company.

      The Company may not create a pledge, charge or other encumbrance over any or all of its assets for financing without the lenders' consent and must provide notice to the lender at least 10 days prior to any such action.


5.    REDEEMABLE PREFERRED SHARES

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

      On November 19, 2003, the Company, in accordance with the holders, agreed to convert 489,456 Series "B" preferred shares into 3,124,105 common shares at a ratio of 1 to 6.3828125. Following the conversion, the common shares were split on a 1 to 6 basis to 18,744,630 common shares as described in note 6.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


6.    CAPITAL STOCK

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

                                                                                            2004              2003

        Issued
             69,506,898    Common shares (2003 - 11,260,428)                          $    118,162         $     19,143
                    nil    Series "A" Preferred shares (2003 - 268,382)                         --                2,684
                    nil    Series "C" Preferred shares (2003 - 6,315,258)                       --               63,153
                                                                                      ------------         ------------



                                                                                      $    118,162         $     84,980
                                                                                      ============         ============

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

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003





6.    CAPITAL STOCK (cont'd)


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

      Capital Stock:

      In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the 1 to 6 forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities Exchange Commission. In November 2003 it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year. The cancellation has been reflected retroactively in the interim financial statements.

      In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issues at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At September 30, 2004 the line of credit has not been utilized. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003



6.    CAPITAL STOCK (cont'd)

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2004, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2004, 38,256 options under the Israel 2003 share option plan were not yet granted.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


6.    CAPITAL STOCK (cont'd)

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

              Year ended December 31, 2001              $          9,000
              Year ended December 31, 2002                            --
              Year ended December 31, 2003                       384,889
              Quarter ended March 31, 2004                         8,269
              Quarter ended June 30, 2004                          6,214
              Quarter ended September 30, 2004                     6,214
                                                        ----------------

                                                        $        414,586
                                                        ================

      The following table summarizes the activity of common stock options during 2004 and 2003:


                                                         2004                    2003

                                            Israel      International     Israel     International
                                         ------------   ------------   ------------   ------------
Outstanding, beginning of period           18,455,850     25,361,094        600,000        300,000
   Granted                                         --             --      1,800,000             --
   Exercised                                       --             --             --             --
   Cancelled                                       --             --             --             --
                                         ------------   ------------   ------------   ------------
Outstanding, end of period                 18,455,850     25,361,094      2,400,000        300,000
                                         ------------   ------------   ------------   ------------
Weighted average fair value of common
stock options granted during the
period                                   $         --   $         --   $     18,000   $         --
                                         ============   ============   ============   ============
Weighted average exercise price of
common stock options, beginning of
period                                   $     0.0017   $     0.0017   $     0.0017   $     0.0017
                                         ============   ============   ============   ============
Weighted average exercise price of
common stock options granted in the
period                                   $         --   $         --   $     0.0017   $         --
                                         ============   ============   ============   ============
Weighted average exercise price of
common stock options, end of per         $     0.0017   $     0.0017   $     0.0017   $     0.0017
                                         ============   ============   ============   ============
Weighted average remaining contractual
life of common stock options                  7 years        9 years        8 years       10 years
                                         ============   ============   ============   ============

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


6. CAPITAL STOCK (cont'd)

      The following table summarizes the activity of preferred stock options during 2004 and 2003:


                                                         2004                                 2003

                                                     Israel        International      Israel        International
      Outstanding, beginning of period                       --               --               --               --
         Granted                                             --               --       16,055,850       25,061,094
         Exercised                                           --               --               --               --
         Preferred stock options converted
            to common                                        --               --               --               --
         Cancelled                                           --               --               --               --
                                                 --------------   --------------   --------------   --------------

      Outstanding, end of period                             --               --       16,055,850       25,061,094
                                                 ==============   ==============   ==============   ==============

      Weighted average fair value of preferred
      stock options granted during the period    $           --   $           --   $       27,360   $       42,604
                                                 ==============   ==============   ==============   ==============

      Weighted average exercise price of
      preferred stock options, beginning of
      period                                     $           --   $           --   $           --   $           --
                                                 ==============   ==============   ==============   ==============

      Weighted average exercise price of
      preferred stock options granted in the
      period                                     $           --   $           --   $       0.0017   $       0.0017
                                                 ==============   ==============   ==============   ==============

      Weighted average exercise price of
      preferred stock options, end of period     $           --   $           --   $       0.0017   $       0.0017
                                                 ==============   ==============   ==============   ==============

      Weighted average remaining contractual
      life of preferred stock options                                                    8 years          10 years
                                                 ==============   ==============   ==============   ==============


      All outstanding preferred stock options have been cancelled and replaced with common stock options during the 2003 fiscal year at the ratio of 1 to 6.3828125.

      The stock options and the preferred shares have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003

7.    GOVERNMENT GRANTS

      During the period ended September 30, 2004 the Israeli subsidiary received approximately $52,000 from a joint Israeli-Singapore government grant program. The amount is being recorded as a reduction of the research and development expense incurred in the period. The total amount approved for the grant was $186,330, which the Company is recording on a cash basis.

      The Israeli subsidiary is required to repay the government agency royalties in the amount of 2.5% of gross sales from the products and services being developed relating to the grant, limited to the amount of the grant. If the product is not marketable, the grant will not be repaid. As at September 30, 2004 the products have been developed but no sales have been made. As such, no amount has been paid as royalties.


8.    INCOME TAXES

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

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


8.    INCOME TAXES (cont'd)

      The Israeli subsidiary maintains an investment program in hardware and software in the amount of $75,000 and has been granted the status of "Approved Enterprise" under the Law for the Encouragement of Capital Investments, 1959 in Israel. This status entitles the Company to an exemption from tax on income derived there from for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval which was received on December 2002 or 12 years from commencement of operations. The tax-exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability on the Company only upon its complete liquidation. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an "Approved Enterprise". Under SFAS 109, a deferred tax liability normally would be recorded relating to taxes that would be owed on the distribution of profits even if management does not intend currently to declare dividends. As at September 30, 2004 the Israel subsidiary has not reported any taxable income and there was an accumulated deficit of approximately $250,000. There was no deferred tax liability to be recorded in the period.

      The Company has deferred income tax assets as follows:

                                                                2004            2003
      Deferred income tax assets
        Non-capital losses carried forward                   $ 2,400,000      2,500,000
        Valuation allowance for deferred income tax assets    (2,400,000)    (2,500,000)
                                                             -----------    -----------


                                                             $        --             --
                                                             ===========    ===========


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

      As at September 30, 2004, the Company has approximately $9,350,000 and $250,000 tax losses carried forward in its United States and Israeli subsidiaries. Losses in the United States subsidiary, if not utilized, will expire in twenty years from the year of origin, December 31, 2020 to December 31, 2024. For the Israel subsidiary, the losses can be carried forward indefinitely to reduce income taxes on future taxable income.

M-WISE, INC.
Notes to Financial Statements
September 30, 2004 and 2003


9.    RELATED PARTY TRANSACTIONS

      During the period the Company incurred directors consulting fees and salaries in the amount of $180,000 (2003, $180,000). At September 30, 2004 and 2003, the amounts were unpaid and included in other payables and accrued expenses.

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

M-WISE, INC.


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

RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUES

License fees and products. Revenues from license fees and products increased 372% to $695,787 for the nine months ended September 30, 2004 from $147,450 for the same period in 2003. the increase primarily consisted of $605,000 revenues derived from our contract with Unefon S.A.

Revenue share. Revenues from revenue share decreased 20% to $15,143 for the nine months ended September 30, 2004 from $18,876 for the same period in 2003.

Customer services and technical support. Revenues from customer services and technical support increased 182% to $423,249 for the nine months ended September 30, 2004 from $150,026 for the same period in 2003. The increase primarily consisted of revenues from ongoing customers who were not our customers during the first nine months of 2003.



Cost of revenues

Customer services and technical support. Cost of customer services and technical support increased 56% to $173,002 for the nine months ended September 30, 2004 from
$110,716 for the same period in 2003. This increase was primarily due to higher revenues from customer services and technical support.

Operating expenses

Research and development. Research and development expenses increased 22% to $268,068 for the nine months ended September 30, 2004 from $219,124 for the same period in 2003. This increase was primarily due to a $20,505 increase in payroll and related expenses, partially offset by a $33,051 decrease in subcontractors expenses, This increase was also partially due to a $52,170 grant received from a joint Israeli Singapore government program during the nine months ended

M-WISE, INC.


September 30, 2004 compared with a $111,806 grant received during the same period in 2003. We believe that we have assembled a small core of highly skilled and efficient technical personnel sufficient to conduct our current and future research and development activities. Research and development expenses, stated as a percentage of revenues, decreased to 24% for the nine months ended September 30, 2004 from 69% for the same period in 2003.


General and administrative. General and administrative expenses decreased 27% to $782,634 for the nine months ended September 30, 2004 from $1,069,930 for the same period in 2003. This decrease was primarily due to a $216,020 decrease in professional services expenses, a $ 152,997 decrease in payroll and related expenses mainly due to options granted for employee services in the nine months ended September 30, 2003 and a $146,223 decrease in consulting expenses, partially offset by a $100,783 increase in travel expenses and a $48,902 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 69% for the nine months ended September 30, 2004 from 338% for the same period in 2003.

Financing expenses

Financing expenses. Our financing expenses decreased 61% to $15,080 for the Nine months ended September 30, 2004 from $39,066 for the same period in 2003.



LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $ 52,827 as of September 30, 2004 and $32,538 as of December 31, 2003. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. There is no amount currently outstanding under the line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

M-WISE, INC.


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

      Operating activities. For the nine months ended September 30, 2004 we generated $76,155 of cash in operating activities primarily due to a $340,276 increase in deferred revenues, partially offset by a $168,378 increase in accounts receivable and a $130,011 decrease in other payables and accrued liabilities. In the same period in 2003, we used $324,512 of cash in operating activities primarily due to our net loss of $1,628,027 partially offset by a compensation expense of $372,508 related to the issuance of options for employee services, a $300,000 increase in redemption premium on shares of Series B preferred stock, a $256,394 increase in other payables and accrued liabilities, and a $176,303 increase in accounts payable.


Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.


      For the nine months ended September 30, 2004, net cash used in investing activities was $73,907 consisting of an investment in equipment. In the same period in 2003 net cash generated in investing activities was $116,643 consisting of Disposition of equipment.



      For the nine months ended September 30, 2004, net cash provided by financing activities was $18,041 due to a $22,438 increase in notes payables, partially offset by a $4,397 decrease in bank indebtedness. In the same period in 2003, net cash provided by financing activities was $7,890 due to a $7,890 increase in bank indebtedness.

M-WISE, INC.


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

M-WISE, INC.


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

M-WISE, INC.


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

M-WISE, INC.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              m-Wise, INC.
                                              (Registrant)

Date:  November 16, 2004                    /s/ Shay Ben-Asulin
                                            -------------------
                                            Name: Shay Ben-Asulin
                                            Title: Chairman