Form 10KSB
period 2004-12-31
M WISE INC
filed 2005-04-14
CIK 1242047

FORM 10KSB

m-Wise INC - MWIS.OB
Filed: April XX, 2005 (period: December 31, 2004)

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                         COMMISSION FILE NO. 333-106160

                                  m-Wise, Inc.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            A DELAWARE CORPORATION                        11-3536906
        (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                 3 Sapir Street, Herzeliya Pituach, Israel 46852

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 +972-9-9611212
                         (REGISTRANT'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

      Title of each class Name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0017 per share.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 2004 were $1,361,055.

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on April 13, 2005, was approximately $4,776,893. Shares of common stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of common stock outstanding as of March 31, 2005:
69,506,898.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):
Yes [X]; No [ ]

                                TABLE OF CONTENTS

                                     PART I
xox
1.  Description of Business .................................................. 1
2.  Description of Property................................................... 7
3.  Legal Proceedings ........................................................ 7
4.  Submission of Matters to a Vote of Security Holders ...................... 7

                                     PART II

5.  Market for Common Equity and Related Stockholder Matters.................. 7
6.  Management's Discussion and Analysis ..................................... 9
7.  Financial Statements .....................................................18
8.  Changes in and Disagreements With Accountants on Accounting and
    Financial Disclosure......................................................39
8A. Controls and Procedure....................................................39

                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance With Section 16(a) of the Exchange Act.........................40
10. Executive Compensation ...................................................42
11. Security Ownership of Certain Beneficial Owners and Management
    and Related Stockholder Matters...........................................45
12. Certain Relationships and Related Transactions ...........................48
13. Exhibits  ................................................................53
14. Principal Accountant Fees and Services ...................................54

         Signatures ..........................................................55

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This discussion in this annual report regarding m-Wise and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

      When used in this Annual Report on Form 10-KSB, "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

                                     PART I

Item 1. Description of Business.

BACKGROUND

      We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application gateway marketed under the brand MOMA Gateway. A gateway, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television, music CDs) into the mobile networks, and through them to their customers, i.e. mobile phone users. The MOMA Gateway enables cellular operators and wireless application service providers to deliver data and multimedia value-added services and content to their customers such as: ring tones, sports news and alerts, pictures, video clips and TV voting for contest shows, over wireless networks. Our gateway is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications cross more than 30 American, European and Asian networks for over 50 various globally known content and media providers. These include applications such as content download, handset personalization, games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers.

      We operate mainly through m-Wise Ltd., our wholly-owned subsidiary in Israel. The officers of our Israeli subsidiary are Mordechai Broudo, Chief Executive Officer, Shay Ben-Asulin, Chairman, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer, and the directors are Shay Ben-Asulin and Mordechai Broudo. We currently sell our MOMA Gateway services directly and through channel partners and distributors.

      Our relationship with Comverse Ltd. yielded agreements to deliver our over-the-air (OTA) configuration server to 4 mobile operators as of December 31, 2004, and our recorded revenues from these contracts are $116,926. We believe that there is a good chance to receive additional orders from Comverse for its customers. We maintain and scrutinize distribution, original equipment manufacturer (OEM) and prime contractor relationship with other industry leaders such as Ericsson, Siemens and Hewlett Packard but there can be no assurance that these parties will secure for us agreements with their customers in the near future, if at all.

INDUSTRY BACKGROUND

GROWING MARKET FOR VALUE-ADDED SERVICES.

      The wireless communications market primarily consists of cellular telephone networks, but also includes pagers, personal digital assistants, and private mobile networks such as those used by utility companies and delivery services. Value added services constitute significant additional revenue sources for wireless networks, and have become essential components of cellular services in only a few years. This has been documented by industry analysts and journalists, as well as by the financial reports from various cellular operators that describe data services as a growing percentage of the carriers' revenues.

      Originally utilized solely for telephone communications, the wireless phone networks have added data and multimedia content for the benefit of their subscribers, such as:

X SMS - short messaging service - enables subscribers to send and receive short (160 character) text messages and graphics images;
X EMS - enhanced message service - enables subscribers to send and receive high quality images and graphics;
X MMS - multimedia messaging service - enables the delivery of further enhanced images and audio files;
X WAP - web application protocol - enables subscribers to access the internet and send and receive email;
X Interactive media, such as quizzes and online gaming, enabled, inter alia, by Java (J2ME) technology;
X     Subscriber information, such as stock quotes or sports news;
X "Push" technology, enabling content providers to broadcast advertisements to subscribers; and
X     Entertainment media, including radio stations, music and magazines.

      Our technology is referred to as middleware as it integrates the wireless telecommunications providers with mainstream information technology industries. Providers developing middleware technology supply a means of integrating the wireless telecommunications providers, mainstream IT, and content and media provider industries to deliver value added services to wireless subscribers. The introduction of the wireless value added services industry has put an onus on cellular operators and service providers to use their internal operational infrastructure as an externally-facing, strategic service delivery platform. Wireless middleware technology seeks to form a crucial part of this platform, thus facilitating the cellular operators and service providers' efforts to connect to content partners and then deliver compelling services to their wireless subscriber base, regardless of the device used by the subscribers.

GROWING IMPORTANCE OF MIDDLEWARE

      Our MOMA Gateway provides a centralized approach to middleware. We view the role of our middleware as central to the service offering by reducing the complexity in the supply chain. Wireless operators and wireless application service providers currently negotiate with a large number of industry players to deliver content, including access providers, payment providers, content aggregators and applications developers. We emphasize our business value as reducing service development costs for wireless operators and wireless application service providers by providing a single horizontal platform on which to build and deliver value added services, and on which to manage value added services content and billing relationships. We believe that the single middleware solution reduces the time spent negotiating with third parties to implement and run new services and then manage those agreements.

      We believe that middleware will play a central role in the wireless operator and wireless application service providers' service delivery offering. The core middleware will be installed on the operator and wireless application service provider's network to fulfill the functions of service development and management, with smaller versions of the gateway installed at the operator or wireless application service providers' subsidiaries in additional geographic markets to share central sources of information. This approach lowers the costs for the operator by centralizing the processes that are currently built individually by content provider, geographic market and other criteria.

      Recently we are experiencing a growing demand in the wireless marketplace to use middleware features and facilities on a service model. The advantage to customers are lower to no investment in equipment and license, a significantly shorter time to market and higher flexibility in customizing services and applications. The advantage to middleware providers such as ourselves is that our reimbursement in a service agreement is based mainly upon ongoing revenue share off the customer's income. We believe that such agreements are the most appropriate way for us going forward to facilitate rapid growth of our revenues. While in typical license agreement we collect significant revenues in the early days, and minor revenues such as support fees on an ongoing basis, a handful of successful customers on a revenue share model can create be a turning point in our balance sheets.

THE M-WISE STRATEGY

      We believe that we were early to recognize the role of middleware in an increasingly complex platform strategy, and that we positioned ourselves to successfully prove the capacity of our application gateway to act as middleware for wireless value added services regardless of different standards, device types and billing infrastructures. One of the ways in which we are promoting our middleware technology is by addressing wireless operators and wireless application service providers requirements for a centralized platform on which to build and manage value added services content and applications from a number of different providers. In a similar approach, we are targeting wireless application service providers in order to provide them with a centralized platform on which to develop and deliver their own service offering. We currently target an aggressively growing sector of independent marketing brands being launched in the US and across Latin America, trying to replicate the success of ring tone download business in Europe and the Far East in these markets. Our offering to such brands is a turnkey model, where we provide the infrastructure, the applications, the billing, the online catalogues and the actual content, and they can focus solely on advertising and marketing. Our successful experience with some of the world's leading wireless applications service providers such as iTouch PLC, together with our ability to commit a very short time to market, gives us a hedge in this growing niche.

PRODUCTS

      We develop, manufacture, market and support a software and hardware-based wireless application gateway marketed under the brand MOMA Gateway (MOMA is a middleware, i.e. a bundle of hardware and software parts that together provide all the functionalities described herein). The hardware consists of off the shelf products, which include an array of servers, network switches, high availability power supply and digital storage devices, that our customers purchase per our specifications or that we may purchase on their behalf, typically for no additional consideration other than the cost of such hardware components. The main software that runs these hardware components consists of the MOMA proprietary software code which we have developed. In addition, we use standard off the shelf software for which we purchase licenses for our use or on behalf of our customers and freeware (such as Linux, JSP, Microsoft SQL, Checkpoint's firewall solutions, Tomcat).

      Our MOMA Gateway middleware provides operators and service providers of wireless data systems an end-to end range of functionalities necessary to develop, manage and launch wireless value added services and transactions. These functionalities include, among others, the ability to:

X Minimize the capital, commercial, training and technical requirements by providing a common platform for the operator or wireless application service provider's IT, marketing, customer care and billing departments to manage current and next-generation wireless value added services;
X Minimize costs by providing a common platform for all third-party content and service providers to connect and bill through the operator or wireless application service provider's wireless network;
X Increase value added services revenues by accelerating the time to market for third-parties, and by increasing the number of content providers, media companies and other enterprises able to enter the wireless value added services market;
X Eliminate the common problem of un-billed premium value added services for pre-paid wireless subscribers by integrating in real-time with the operators legacy pre-paid billing system to ensure that an adequate pre-paid account balance exists prior to delivering the value added services to the subscriber;
X Centralize and itemize the operator or wireless application service provider's reporting and billing for all value added services by third party, delivery channel (e.g. SMS, MMS or other) or billing mechanism (e.g. premium messaging, IVR, pre-paid data-card or other); and
X Mitigate many typical problems, such as real-time billing, anti-spam policies, itemized value added services billing and adequate customer support, through the delivery of a live window and centralized controls for all value added services, billing modules and third-party providers.

      One example of how our middleware or MOMA Gateway works is as follows:

      (i) a consumer watching television sees an advertisement inviting the consumer to purchase and download a new ring tone for their cellular phone, by sending a SMS via their cellular phone;

      (ii) our customer, the mobile operator, will then send back to the consumer a SMS, redirecting them to a download site on the Internet, where the consumer may retrieve the requested ring tone.

      To enable this type of service a middleware, such as our MOMA Gateway is required:

      (a) our middleware receives the consumer's SMS from the network, in this case the request to download a certain ring tone;
      (b) our middleware then composes the response SMS to the consumer;
      (c) the middleware hosts the download site for the new ring tone and enables the mobile operator to monitor the response to the advertisement offering the new ring tone in real time;
      (d) our middleware enables the mobile operator to issue a variety of reports regarding its services, including revenue breakdown, billing and settlement;
      (e) our middleware enables our client to modify the content of their services, i.e. edit language of messages, add new content items for sale; and
      (f) our middleware interfaces with the mobile operator's network and can flexibly determine the billing and pricing arrangement between the consumer and mobile operator.

      The functions described above are performed by the MOMA Gateway proprietary code that we have developed, which requires standard operating systems and hardware (mainly servers) to operate.

      We provide our customers with various services, such as standard-level product support and maintenance, product upgrades (typically at an annual fee of 15% of initial license price), and remote management and service monitoring, that are priced separately. The MOMA Gateway software is designed to enable its users to customize and manage certain aspects of the product, such as the "look and feel" of the user interface, the language of the user interface, and the connection of the MOMA Gateway to external services. Further customization, when required, is also priced in addition to the license fee.

      Our MOMA Gateway, embodied in hardware and software technology, provides operators of mobile data systems the capability to offer the above services and other interactive content. Our technology facilitates necessary billing and customer service functions and interfaces with commercially available media content.

CUSTOMERS

      Our current wireless data customers include prominent global wireless application service providers and wireless operators. For the year ended December 31, 2002, iTouch Plc represented 36% of our sales, Comtrend Corporation represented 25% of our sales and Vodafone Omnitel represented 12% of our sales. For the year ended December 31, 2003, iTouch Plc represented 78% of our sales. For the year ended December 31, 2004 Unefon S.A. represented 54% of our sales and iTouch Plc represented 13% of our sales.

      None of our customers are affiliated with us, our subsidiaries, or any of our officers, directors or principal shareholders.

PARTNERS

      We primarily operate through original equipment manufacturers (OEMs) and regional sales representatives to distribute and sell our products on a project by project basis. For example, we recently made a joint approach with a major vendor to one of the mobile operators in Thailand as a response to an RFP (request for purchase) issued by the said operator for a knowledge management system, which is one of the core and proprietary components of our MOMA gateway. The response and the commercial proposal were submitted by the major vendor, which in this case would have been the prime contractor, responsible for delivery, installation and system integration, and we would have been the sub-contactor who licenses the product. For any approach of this type, whether joined with an original equipment manufacturer (OEMs) or a vendor, we execute a "teaming" agreement for the specific project, where we quote the "transfer price" (the actual price in which we license our product to such sales channel), and the sales channel then submits the proposal to the potential customer (a mobile operator), along with its price quotes for the installation and integration and our quote for the license fee. In some cases, the vendor or OEM, or the sales channel, may add a sales margin/mark-up to our transfer price before they present it to the potential customer. We also intend to establish prime contractor relationships with major vendors, of which there can be no assurance. Under these contracts, a wireless carrier requests a major vendor to be the front-end supplier of our middleware/MOMA Gateway on our behalf, in return for a certain mark-up, typically of 20-30%, and other services like hardware provision, system integration and installation. The wireless carrier, through our prime contractor, will use our products to provide its customers services such as: news alerts, picture messages, game downloads and cellular handset personalization. We cannot assure you that any prime contractor relationships will be formed with any OEM or vendor.

RESEARCH AND DEVELOPMENT

      We devote significant resources to research and development. In January 2003 we were jointly awarded with Hewlett Packard an SIIRD Grant (Singapore-Israel Research and Development Foundation government grant of $186,343 USD) to upgrade the MOMA Gateway to support MMS and J2ME (Java technology for wireless applications) for wireless carriers in the Far East. This grant was funded during the year ended December 31, 2003 and the three months ended March 31, 2004 and is reflected in our financial statements. We expect to continue significant research and development activities to integrate new technologies into our gateway, to accommodate growing needs of our existing customers and to support newly acquired customers. During the years ended December 31, 2003 and 2004 we expended $282,845 and $295,996, respectively, on research and development activities.

      Our Israeli subsidiary, m-Wise Ltd., was granted an "Approved Enterprise" status from the Israeli Ministry of Industry and Trade, for the expansion of its facilities in the city of Herzeliya in Israel. The Approved Enterprise status grants the subsidiary certain tax benefits and requires it to fulfill certain conditions and criteria, such as notify the Ministry with respect to, for example, the progress of and any change in its performance or its corporate structure and operations. Also, the subsidiary is required to obtain approval from the Ministry for certain transactions, including changes in its corporate equity holding of more than 49% of its ownership, whether by private placement or a public offering on a stock exchange.

INTELLECTUAL PROPERTY

      Our intellectual property rights are important to our business. We protect our intellectual property rights with a combination of copyright, the use of contractual provisions with our customers and partners embodied in our license and partnership agreements, and procedures to maintain the confidentiality of trade secrets. Most of our intellectual property is embodied in software. The functionality of all software can eventually be reverse engineered, given enough time and resources. We rely on common law for protection of our trademarks "MOMA Gateway" and "m-Wise".

COMPETITION

      We encounter competition from numerous competitors, including dozens of smaller companies addressing niche content markets. Our larger competitors include Unipier Ltd. in SMS and MMS, Mobilitech, Inc. in J2ME and centralized technology platforms (middleware), Akumitti, End2end, Jamba (recently purchased by Verisign), Bonjiorono Vitaminic Ltd. in digital content platforms, Openwave Systems Inc. in application platforms, and LogicaCMG and Materna GmbH Information & Communications in the middleware arena. We believe our competitive strengths are our superior technology, which was greatly enhanced since its release, and our technical experience in integrating our middleware with various third-party technologies already existing within the cellular operator or wireless application service providers network (e.g. SMSCs, MMSCs and legacy billing systems). We also believe our competitive strengths are further enhanced by our strong presence in the market through our sales to large local and global wireless service providers in each of the relevant vertical markets, partnering with industry-leading global and regional OEM/channel partners as well as local sales representatives, flexibility, and commercial experience in the industry.

EMPLOYEES

      Along with our subsidiaries we employ an aggregate of 15 employees, including our officers. Three employees (Messrs. Broudo, Ben-Asulin and Kabazo) are employed by m-Wise and 12 employees are employed by m-Wise Israel, one of whom also provide his services to us (Mr. Lewin). We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

      Since we have determined to pursue an aggressive objective, which will require us to maintain competitive advantages in a range of areas, we intend to maintain a small core of highly skilled technical experts in key areas. This team will be responsible for maintaining the leadership of the technology platform, designing the future technology upgrades and products, and utilizing outsourced development firms on an as-needed basis to implement the necessary codes and assist in dealing with peaks derived from sales and projects.

      We anticipate that managing potential growth during 2005-2006 while maintaining a small core team, will require us to hire additional personnel. In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels.

Item 2. Description of Property.

      Our offices are located at 3 Sapir Street, Herzeliya Pituach, Israel 46852, in leased office space of approximately 300m2, which we believe is adequate for our current and future operating activities. Our monthly rent is $3,500.

Item 3. Legal Proceedings.

      We are currently not involved in any real or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted for stockholders' vote during the the fiscal year 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET FOR COMMON STOCK

      As of December 31, 2004 there were 11 record owners of our common stock, which on March 1, 2005 started trading on the OTC Bulletin Board under the symbol "MWIS".

      Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                     Quarter Ending          High        Low
                         3/31/05            $0.72       $0.15

On April 13, 2005, the closing bid price of the Company's common stock was $0.35 per share.

      There are currently outstanding warrants for the purchase of 7,362,858 shares of common stock and 43,858,872 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of April 13, 2005, 69,506,898 shares of common stock are issued and outstanding, including the 6,000,000 shares of common stock which have been registered for resale. There are 63,506,898 shares of common stock or common stock equivalents which can be resold in the public market in reliance upon the safe harbor provisions of Rule 144, subject to certain volume limitations.

      We are a party to an Investors' Rights Agreement dated January 11, 2001, with certain of our stockholders. Under this agreement, we agreed to provide certain holders of our stock with demand registration rights, applicable six months after the effective date of the registration statement (12 months in the case of a registration statement on Form S-3); to file our reports in accordance with Section 13 of the Securities Exchange Act of 1934 and otherwise ensure that our financial information is "publicly available" for purposes of Rule 144; provide the investors thereunder with copies of our financial statements on a periodic basis; provide access to our books and records; and obtain key man life insurance in the amount of $1,000,000 on each of Messrs. Broudo and Ben-Asulin (which has not been complied with); and provide certain of our stockholders with a right of first refusal to purchase newly issued m-Wise securities, subject to certain exempt issuances. Certain rights under the Investors' Rights Agreement terminate immediately prior to a firm commitment underwriting under the Securities Act or a public offering effected on the London, Paris or Frankfurt Stock Exchanges, provided such firm commitment underwriting is for no less than $20,000,000 net of underwriting discounts and commissions and such underwriting reflects m-Wise a pre-money valuation of no less than $60,000,000.

      Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of shares of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore and subject to any preferential rights conferred to the holders of preferred stock, if any. In the event of a liquidation, dissolution or winding up of m-Wise, the holders of shares of common stock shall be entitled to receive all of the assets of m-Wise available for distribution to the holders of common stock ratably in proportion to the number of shares of common stock held by them. There are no conversion rights, redemption or sinking fund provisions with respect to the common stock.

      The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of March 31, 2005.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Number of securities
                                  Number of securities to be                                          remaining available under
                                    issued upon exercise of         Weighted-average exercise         equity compensation plans
                                     outstanding options,             price of outstanding              (excluding securities
                                      warrants and rights         options, warrants and rights        reflected in column (a))
        Plan category                         (a)                              (b)                               (c)
-------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
 approved by security holders              51,179,802                        $0.0066                           41,928
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders                       0                        $    --                                0
-------------------------------------------------------------------------------------------------------------------------------
            Total                          51,179,802                        $0.0066                           41,928
-------------------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

During the past fiscal year we have not sold any unregistered securities.

Item 6. Management's Discussion and Analysis.

OVERVIEW

      We were incorporated in February 2000 and commenced operations immediately thereafter. We initially primarily provided pan-European wireless application service provider operations by hosted MOMA Gateway services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. Altogether we were enabling delivery and billing of value added data services to over 100 million wireless users by our clients, such as content and media providers, advertising agencies and entertainment companies.

      We gained strong credibility and experience as a wireless application service provider during calendar 2000 and 2001, while we continued to build and develop our wireless middleware product. The wireless application service providers' operations provided us the ability to commercially test our product across multiple geographic and vertical markets, to test our Gateway's management of multiple applications and services across various operators and partners, and to test our time-to-market and cost efficiencies in developing value added services using different protocols for the transmission of data and methods of user service interactions (e.g. SMS, IVR and J2ME). SMS, which stands for Short Messaging Service, is built into all GSM cellular phones and enables subscribers to send and receive text messages of up to 160 characters. IVR, which stands for Interactive Voice Response, is utilized, among others, for billing certain value added services using premium-rate fixed-line phone systems. J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device's native capabilities. However, we lacked sufficient financial and management resources to dominate the pan-European wireless application service providers market and achieve profitability. During the year ended December 31, 2001 we had no revenues and a net loss of $4,442,913. By December 31, 2001 we had invested $569,389 in equipment and had capital and lease costs of $84,414.

      Due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002 our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd, and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the companies Act of 1985 on November 11, 2003. As of November 11, 2003, we invested $3.2 million in the UK subsidiary and its subsidiaries. The operations of those subsidiaries were accounted for as discontinued operations in the financial statements.

      Our shift away from hosted wireless application services using our gateway enabled us to focus more on the core middleware benefits of our technology in fiscal 2002. This shift toward installed gateways also coincided with growing interest, as documented by wireless industry analysts, among cellular operators and service providers for wireless middleware's capability to support strategic service delivery.

      In fiscal 2002 we channeled our research and development efforts to enhance and update our middleware technology to interface with advanced and emerging wireless technologies such as MMS (Multimedia Messaging Service - delivery of highly enhanced images and audio files) and J2ME. We also upgraded our middleware platform to incorporate modules for application deployment and management, for centralized management of multiple value added services and multiple third-party content and media providers, and for managing increased data traffic and real-time billing and reporting requirements.

      In fiscal 2002 we restructured our sales efforts toward establishing distribution channels via original equipment manufacturers (OEMs) and partnerships with major IT vendors and system integrators. During this period, we took important steps to move from a direct sales strategy to using channel partners and original equipment manufacturers to distribute our products. We are therefore building partnerships with large original equipment manufacturers and system integrators that already have large sales teams, existing relationships with cellular operators, the visibility and brand value to interest potential new clients and the requisite financial backing to support the long sales cycle and finance our customers where necessary.

      In fiscal 2003 we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers and to be able to meet our customers enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities. We also had to make significant cuts in our expenses to offset the effects of the delay in finalizing agreements with several prospective clients. We believe that we have managed to do so without affecting the quality of our products and the level of customer service we provide. We believe that our current product offering is very attractive to the market both in terms of quality and price tag.

      In fiscal 2004 we finalized agreements with several new customers that were attracted to our product offering, quality and price tag, one of those is Unefon S.A., a CDMA Mobile Operator in Mexico, Revenues generated from the Contract with Unefon S.A. for the year ended December 31, 2004 were $733,546. We have also secured an agreement with SAME (Surf Advanced Multi-Media Entertainment) a new wireless ASP in the Philippines, following our revenue recognition method we have recorded deferred revenues in the amount of $809,850 as of December 31, 2004. Additionally one of our channel partners, Comverse Ltd. has provided us agreements with 4 mobile operators that yielded revenues of $116,926 as of December 31, 2004. Recently we are experiencing a growing demand in the wireless marketplace to use middleware features and facilities on a service model. We are currently able to provide such services and believe that this will be a major factor in fiscal year 2005.

Revenues

      We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. For the year ended December 31, 2004 we experienced an increase in our revenues to $1,361,055, an increase of 276%. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

      When we license our MOMA Gateway solutions to our customers we generate revenues by receiving a license payment, ongoing support fees which are typically 15% of the annual license payment, and professional service fees which are generated from our customers request for additional training, IT administration and tailoring of our products for their specific needs. When we license our products to our customers we install our product at a location specified by our client. We also derive revenue through our hosted services, whereby we enable customers to remotely use features of our MOMA Gateway (such as a mobile content sales and delivery service for ring tones and color images), which is installed and hosted at our location, and receive a set-up fee for launching the services for them, as well as a portion of our customer's revenues generated through our platform. When we provide hosted services we maintain the MOMA Gateway at our location on behalf of our customer.

      Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2004, approximately 54% of our sales were derived from sales to one non-affiliated customer (Unefon S.A.). In the year ended December 31, 2003, approximately 78% of our sales were derived from sales to one non-affiliated customer (I Touch Plc.).

      Geographical breakdown. We sell our products primarily to customers in Europe, America and the Far East. For the year ended December 31, 2004, we derived 55% of our revenues from sales in America , 40% of our revenues from sales in Europe and 5% of our revenues from sales in the Far East. Of these revenues 88% were derived from sales by the company and 12% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2003, we derived 97% of our revenues from sales in Europe and 3% of our revenues from sales in the Far East. Of these revenues, 97% were derived from sales by the company and 3% of our revenues were derived from sales by our subsidiary.

Cost of revenues

      Customer services and technical support cost of revenues consist of the salary and related costs for our technical staff that provide those services and support and related overhead expenses.

Operating expense

      Research and development. Our research and development expenses consist primarily of salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred except equipment purchases that are depreciated over the estimated useful lives of the assets.

      General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive, financial, administrative and sales and marketing staff. These expenses also include costs of professional advisors such as legal and accounting experts, depreciation expenses as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.

Financing income and expenses

      Financing income consists primarily of interest earned on our cash equivalents balances and other financial investments and foreign exchange gains. Financing expenses consist primarily of interest payable on bank loans and foreign exchange losses.

      Critical Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.

      These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand our revenue recognition policy.

      Revenue recognition. Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2 "Software Revenue Recognition" and Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of- completion method. Revenue is recognized only after all the three stages of deliverables are complete; installation, approval of acceptance tests results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

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

      Revenue share is recognized as earned based on a certain percentage of our clients' revenues from selling services to end users. Usage is determined by receiving confirmation from the clients.

      Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the period of the related contract.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues

      License fees and products. Revenues from license fees and products increased 390% to $721,926 for the year ended December 31, 2004 from $147,450 for the same period in 2003. The increase primarily consisted of $605,000 of revenues derived from our contract with Unefon S.A.

      Revenue share. Revenues from revenue share increased 17% to $26,752 for the year ended December 31, 2004 from $22,800 for the same period in 2003.

      Customer services and technical support. Revenues from customer services and technical support increased 220% to $612,377 for the year ended December 31, 2004 from $191,471 for the same period in 2003. The increase primarily consisted of revenues from ongoing customers who were not our customers during 2003.

Cost of revenues

      Customer services and technical support. Cost of customer services and technical support increased 141% to $305,572 for the year ended December 31, 2004 from $126,633 for the year ended December 31, 2003. This increase was primarily due to higher revenues from customer services and technical support.

Operating expenses

      Research and development. Research and development expenses increased 5% to $295,996 for the year ended December 31, 2004 from $282,845 for the year ended December 31, 2003. This increase was primarily due to a $19,378 increase in travel expenses and a $18,044 increase in depreciation expenses, partially offset by a $32,893 decrease in subcontractors expenses. Research and development expenses, stated as a percentage of revenues, decreased to 22% for the year ended December 31, 2004 from 78% year ended December 31, 2003 as a result of our increased revenues.

      General and administrative. General and administrative expenses decreased 9% to $1,166,782 for the year ended December 31, 2004 from $1,277,979 for the year ended December 31, 2003. This decrease was primarily due to a $298,169 decrease in professional services, a $167,739 decrease in payroll and related expenses mainly due to options granted for employee services in the year ended December 31, 2003 and a $90,719 decrease in consulting expenses, partially offset by a $250,331 increase in marketing expenses and a $87,281 increase in travel expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 86% for the year ended December 31, 2004 from 353% for the year ended December 31, 2003.

Financing income and expenses

      Financing income. Our Financing income increased 1,670% to $2,442 for the year ended December 31, 2004 from $138 for the same period in 2003.

      Financing expenses. Our financing expenses decreased 3% to $66,182 for the year ended December 31, 2004 from $68,556 for the same period in 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues

      License fees and Products. Revenues from license fees and products decreased 83% to $147,450 for the year ended December 31, 2003 from $883,520 for the same period in 2002, primarily due to our corporate restructuring process and the change in the sales strategy involving a transition from direct sales to indirect sales (mainly local sales representatives and original equipment manufacturers agreements).

      Revenue share. Revenues from revenue share increased 194% to $22,800 for the year ended December 31, 2003 from $7,760 for the same period in 2002.

      Customer services and technical support. Revenues from customer services and technical support increased 19% to $191,471 for the year ended December 31, 2003 from $160,695 for the same period in 2002. The increase primarily consisted of revenues from ongoing customers who were not our customers during 2002.

Cost of revenues

      Customer services and technical support. Cost of customer services and technical support increased 41% to $126,633 for the year ended December 31, 2003 from $89,719 for the same period in 2002.

Operating expenses

      Research and development. Research and development expenses decreased 77% to $282,845 for the year ended December 31, 2003 from $1,243,219 for the same period in 2002. This decrease was primarily due to a reduction in the number of employees involved in research and development from 13 on December 31, 2002 to 5 on December 31, 2003. Since our products are now substantially developed, we reduced the number of our employees engaged in research and development. We do not currently intend to continue to reduce our research and development activities. We believe that we have assembled a small core of highly skilled and efficient technical personnel sufficient to conduct our current and future research and development activities. This decrease was also partially due to a $111,806 grant received from a joint Israeli Singapore government program. Research and development expenses, stated as a percentage of revenues, decreased to 78% for the year ended December 31, 2003, from 118% for the same period in 2002.

      General and administrative. General and administrative expenses increased 13% to $1,277,979 for the year ended December 31, 2003 from $1,129,059 for the same period in 2002. The increase in general and administrative expenses was primarily due to a $159,298 increase in consulting expenses and a $289,697 increase in professional services expenses, partially offset by a $150,847 decrease in marketing expenses, a $42,673 decrease in rent expenses and a $18,864 decrease in travel expenses. General and administrative expenses as a percentage of revenues increased to 353% for the year ended December 31, 2003 from 107% for the same period in 2002. Our marketing expenses significantly decreased during the year ended December 31, 2003 as compared to the same period in 2002 as a result of the restructuring of our sales channels. Additionally, during 2003 we received a grant from the Fund of Overseas Marketing encouragement at the Israeli Ministry of Industry and Trade in the amount of $43,027. Sales of our products are now primarily made through regional sales representatives, channel partners, distributors and original equipment manufacturers (OEMs), each of which conduct their own marketing efforts for our products. We expect this decrease in required marketing expenses to increase our future cash flow.

Financing income and expenses

      Financing income. Our financing income increased to $138 for the year ended December 31, 2003 as compared to $0 for the same period in 2002.

      Financing expenses. Our financing expenses increased 193% to $68,556 for the year ended December 31, 2003 from $23,385 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $124,854 as of December 31, 2004 and $32,538 as of December 31, 2003. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. There is no amount currently outstanding under the line. The credit line is for $300,000 The credit line has no termination date and does not provide for interest payments.

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

      Operating activities. For the year ended December 31, 2004 we generated $134,031 of cash in operating activities primarily due to a $614,104 increase in deferred revenues, partially offset by our net loss of $513,035. For the year ended December 31, 2003 we used $52,229 of cash in operating activities primarily due to our net loss of $1,139,237 and an amount of $311,005 net assets from discontinued operations written-off, partially offset by a $440,356 increase in other payables and accrued liabilities, an amount of $384,889 Options vested for employee services and a $360,000 increase in redemption premium on shares of Series B preferred stock.

Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.

      For the year ended December 31, 2004, net cash used in investing activities was $82,817 consisting of an investment in equipment. For the year ended December 31, 2003, net cash used in investing activities was $164,860 consisting of an investment in equipment.

      For the year ended December 31, 2004, net cash provided by financing activities was $41,102 due to a $44,334 increase in notes payables, partially offset by a $3,232 decrease in bank indebtedness. For the year ended December 31, 2003, net cash provided by financing activities was $45,700 due to a $31,571 increase in notes payables and a $14,129 increase in bank indebtedness.

Market Risk

      We do not currently use financial instruments for trading purposes and do not currently hold any derivative financial instruments that could expose us to significant market risk.

Corporate Tax Rate

      Our net operating loss carry-forwards in the United States for tax purposes amount to approximately $9.5 million as of December 31, 2004.

Impact of Inflation and Currency Fluctuation

      Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2004, 49% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the US Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

      Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and limited funds. Management believes that it will be able to raise the required funds for operations from bank financings, or from one or more future offerings, and to be able to achieve our business plan. Risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7. Financial Statements.

                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                    CONTENTS

Independent Auditors' Report                                                   1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Stockholders' Equity                                4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-21

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of

M-WISE, INC.

      We have audited the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       "SF PARTNERSHIP, LLP"


                                                       /s/ SF Partnership, LLP

TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
March 23, 2005

M-WISE, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

                                                                  2004           2003
                                     ASSETS
CURRENT
    Cash and cash equivalents                              $   124,854    $    32,538
    Accounts receivable - trade (net of allowance for
       doubtful accounts of $42,450; 2003 - $15,193)           154,904         49,965
    Other receivables (note 3)                                     459         15,676
    Prepaid and sundry assets                                    7,008         12,242
                                                           --------------------------
                                                               287,225        110,421
LONG-TERM PREPAID EXPENSES                                      14,595          7,299
EQUIPMENT (note 4)                                             220,779        256,374
DEFERRED FINANCING FEES                                         37,894         50,522
                                                           --------------------------
                                                           $   560,493    $   424,616
                                                           ==========================
                                   LIABILITIES
CURRENT
    Bank indebtedness                                      $    16,736    $    19,968
    Trade accounts payable                                     148,553        198,218
    Other payables and accrued expenses (note 5)               806,877        784,830
    Billings in excess of costs on uncompleted contracts       669,890         55,786
    Notes payable - current portion (note 7)                    90,000         22,000
                                                           --------------------------
                                                             1,732,056      1,080,802
ACCRUED SEVERANCE PAY (note 6)                                  16,517         20,673
NOTES PAYABLE (note 7)                                       1,793,893      1,817,559
                                                           --------------------------
                                                             3,542,466      2,919,034
                                                           --------------------------
                              STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 9)                                     $   118,162    $   118,162
PAID-IN CAPITAL                                              6,894,664      6,869,184
ACCUMULATED DEFICIT                                         (9,994,799)    (9,481,764)
                                                           --------------------------
                                                            (2,981,973)    (2,494,418)
                                                           --------------------------
                                                           $   560,493    $   424,616
                                                           ==========================

APPROVED ON BEHALF OF THE BOARD

      "SHAY BEN ASULIN"                         "MORDECHAI PROUDO"
-----------------------------             -----------------------------
           Director                                  Director

               (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS
                    IS AN INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

                                                                     2004           2003
NET SALES                                                     $ 1,361,055    $   361,721
COST OF SALES                                                     305,572        126,633
                                                              --------------------------
GROSS PROFIT                                                    1,055,483        235,088
                                                              --------------------------
EXPENSES
    General and administrative                                  1,166,782      1,277,979
    Research and development                                      295,996        282,845
    Financial                                                      63,740         68,418
    Redemption premium on Class B preferred shares (note 8)            --        360,000
                                                              --------------------------
                                                                1,526,518      1,989,242
                                                              --------------------------
LOSS BEFORE DISCONTINUED OPERATIONS                              (471,035)    (1,754,154)

    Gain from discontinued operations, net of
      taxes (note 15)                                                  --        524,917
                                                              --------------------------
LOSS BEFORE INCOME TAXES                                         (471,035)    (1,229,237)

    Income taxes (recoveries)                                      42,000        (90,000)
                                                              --------------------------
NET LOSS                                                      $  (513,035)   $(1,139,237)
                                                              ==========================
BASIC LOSS PER SHARE BEFORE DISCONTINUED OPERATIONS           $     (0.01)   $     (0.09)
                                                              ==========================
BASIC LOSS PER SHARE                                          $     (0.01)         (0.06)
                                                              ==========================
FULLY DILUTED LOSS PER SHARE BEFORE
  DISCONTINUED OPERATIONS (note 9)                            $     (0.01)         (0.09)
                                                              ==========================
FULLY DILUTED LOSS PER SHARE (note 9)                         $     (0.01)         (0.06)
                                                              ==========================
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                        69,506,898     20,468,173
                                                              ==========================


               (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS
                    IS AN INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Stockholders' Equity
Period from January 1, 2003 to December 31, 2004

                                 COMMON SHARES                                      PREFERRED SHARES    ACCUMULATED
                                                                                          OTHER         ADDITIONAL
                                   NUMBER OF                NUMBER OF                 COMPREHENSIVE       PAID IN      ACCUMULATED
                                     SHARES         $         SHARES          $            LOSS           CAPITAL        DEFICIT
                                 --------------------------------------------------------------------------------------------------
Balance, January 1, 2003            5,260,428   $  8,943       268,382    $  2,684     $  (177,773)     $ 1,297,374    $(8,342,527)

Shares issued for
  offering costs                   25,786,896     42,978            --          --              --          207,022             --

Shares issued for offering
  costs forfeited                 (19,786,896)   (32,778)           --          --              --         (157,222)            --

7,025,778 warrants issued
  for deferral of debt for
  legal services rendered                  --         --            --          --              --           10,000             --

Class "C" shares issued for
  obtaining line of credit                 --         --     6,315,258      63,153              --               --             --

Option vested for employee
  services                                 --         --            --          --              --          384,889             --

Preferred shares converted
  into common shares               58,246,470     99,019    (6,583,640)    (65,837)             --        5,127,121             --

Net Loss                                   --         --            --          --              --               --     (1,139,237)

Financial statement translation            --         --            --          --         177,773               --             --
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 2003         69,506,898   $118,162            --    $     --     $        --      $ 6,869,184    $(9,481,764)
                                 ==================================================================================================
Balance, January 1, 2004           69,506,898   $118,162            --    $     --     $        --      $ 6,869,184    $(9,481,764)
Net Loss                                   --         --            --          --              --               --       (513,035)

Options vested for employee
  services                                 --         --            --          --              --           25,480             --
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 2004         69,506,898   $118,162            --    $     --     $        --      $ 6,894,664    $(9,994,799)
                                 ==================================================================================================

               (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS
                    IS AN INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

                                                                                2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $  (513,035)   $(1,139,237)
    Adjustments required to reconcile net loss to net cash used in operating activities:
      Depreciation                                                           118,412         92,822
      Increase in redemption premium on Class B preferred shares                  --        360,000
      Net assets from discontinued operations written-off                         --       (311,005)
      Common shares issued for offering costs                                     --         60,000
      Warrants issued for deferral of debt for legal services rendered            --         10,000
      Wages and salaries paid by options                                      25,480        384,889
    Net Changes in Assets & Liabilities
      Accounts receivable - trade                                           (104,939)        35,427
      Other receivables                                                       15,217         19,214
      Prepaid and sundry assets                                                5,234         (6,014)
      Trade accounts payable                                                 (49,665)       (12,760)
      Other payables and accrued liabilities                                  22,047        440,356
      Billings in excess of costs on uncompleted contracts                   614,104         55,786
      Long-term prepaid expenses                                              (7,296)         9,719
      Deferred financing fees                                                 12,628        (50,522)
      Accrued severance pay                                                   (4,156)          (904)
                                                                         --------------------------
                                                                             134,031        (52,229)
                                                                         --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                               (82,817)      (164,860)
                                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of Promissory Notes                              44,334         31,571
      Bank indebtedness - net                                                 (3,232)        14,129
                                                                         --------------------------
                                                                              41,102         45,700
                                                                         --------------------------
FOREIGN EXCHANGE (LOSS) GAIN ON CASH AND CASH EQUIVALENTS                         --        (11,648)
                                                                         --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          92,316       (183,037)
CASH AND CASH EQUIVALENTS - BEGINNING OF  YEAR                                32,538        215,575
                                                                         --------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                  $   124,854    $    32,538
                                                                         ==========================
INTEREST AND INCOME TAXES PAID
    During the year, the company had cash flows arising
       from interest and income taxes paid as follows:
       Interest paid                                                     $     7,226    $    24,217
                                                                         ==========================
       Income taxes paid                                                 $        --    $        --
                                                                         ==========================

               (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS
                    IS AN INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.    DESCRIPTION OF BUSINESS AND GOING CONCERN

      a)    Description of Business

            m-Wise Inc. (the "Company") is a Delaware corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions and information services with internet billing capabilities.

            The Company has a wholly-owned subsidiary in Israel, which was incorporated in 2000 under the laws of Israel.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2004 and 2003, the Company experienced net losses of $513,035 and $1,139,237 respectively.

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

            The Company is pursuing additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

      a)    Reporting Currency

            A majority of the Company's revenues are generated in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Management has determined that the U.S. dollar will be used as the Company's functional and reporting currency.

      b)    Basis of Consolidation

            The consolidated financial statements include the operations of m-Wise Inc. and its subsidiaries. Intercompany's balances and transactions have been eliminated.

      c)    Cash and Cash Equivalents

            Cash equivalents include cash and highly liquid investments with initial maturities of three months or less.

      d)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $300,000 provided by a shareholder as disclosed in note
            9. The overdraft from the credit facility will be non-interest bearing and there will be no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      e)    Equipment and Depreciation

            Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

              Furniture and equipment            6-15%          Straight-line
              Computer equipment                  33%           Straight-line
              Leasehold improvements   Straight-line over the team of the lease.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

            On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can operate without on-going support.

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

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. For the years ended 2004 and 2003, all uncollectible amounts have been written off and there was no further provision for doubtful accounts.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      k)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2003 and 2004, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

      l)    Loss per Common Share

            The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      m)    Impact of Recently Issued Accounting Standards

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement
            153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

            In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

3.    OTHER RECEIVABLES

                                                             2004           2003

      Value added taxes receivable                       $    459       $ 15,676
                                                         =======================

4.    EQUIPMENT

      Equipment is comprised as follows:

                                                  2004                      2003
                                           ACCUMULATED               Accumulated
                                   COST   DEPRECIATION       Cost   Depreciation
                               -------------------------------------------------
      Furniture and equipment  $ 57,551       $ 20,033   $ 53,298       $ 13,962
      Computer equipment        514,355        343,921    454,603        240,205
      Leasehold improvements     36,945         24,118     18,133         15,493
                               -------------------------------------------------
                               $608,851       $388,072   $526,034       $269,660
                               -------------------------------------------------
      Net carrying amount                     $220,779                  $256,374
                                              --------                  --------

5.    OTHER PAYABLES AND ACCRUED EXPENSES

                                                             2004           2003

      Employee payroll accruals                          $500,071       $435,345
      Accrued payroll taxes                                14,271         66,654
      Accrued expenses                                    277,535        267,831
      Others                                               15,000         15,000
                                                         -----------------------
                                                         $806,877       $784,830
                                                         =======================

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

6.    ACCRUED SEVERANCE PAY

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at December 31, 2003 and 2004, the amount of the liabilities accrued were $60,170 and $59,802 respectively. Severance pay expenses for the years ended December 31, 2003 and 2004 were $5,284 and $2,016 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at December 31, 2003 and 2004 were $39,497 and $43,285 respectively. Income earned from the deposit funds for 2003 and 2004 was immaterial.

7.    NOTES PAYABLE

                                                                2004        2003

            Syntek Capital AG - a significant shareholder
              until July 2002                             $  900,000  $  900,000
            DEP Technology Holdings Ltd. - a significant
              shareholder until July 2002                    900,000     900,000
            Accrued interest                                  83,893      39,559
                                                          ----------------------
                                                           1,883,893   1,839,559
            Less: Current portion                             90,000      22,000
                                                          ----------------------
                                                          $1,793,893  $1,817,559
                                                          ======================


      The promissory notes are unsecured, bear interest at the per annum LIBOR rate offered by Citibank North America and are repayable on December 31, 2007. Commencing January 1, 2003, the annual principal repayments are calculated as a total of 5% of annual prior year's revenues.

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

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

8.    REDEEMABLE PREFERRED SHARES

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

      On November 19, 2003, the Company, in accordance with the holders, agreed to convert 489,456 Series "B" preferred shares into 3,124,105 common shares at a ratio of 1 to 6.3828125. Following the conversion, the common shares were split on a 1 to 6 basis to 18,744,630 common shares as described in note 9.

9.    CAPITAL STOCK

        Authorized
          210,000,000   Common shares
          170,000,000   Preferred shares
                        Series "A": convertible, voting,
                                    par value of $0.0017
                                    per share
                        Series "B": 10% non-cumulative
                                    dividend, redeemable,
                                    convertible, voting,
                                    par value of $0.0017
                                    per share
                        Series "C": 10% non-cumulative
                                    dividend, convertible,
                                    voting, par value of
                                    $0.0017 per share
                                                                 2004       2003

        Issued
           69,506,898   Common shares (2003 - 69,506,898)    $118,162   $118,162
                                                             ===================

On November 19, 2003, the Company, in accordance with the holders, agreed to convert all the 268,382 Class "A", 489,456 Class "B", and 6,315,258 Class "C" preferred shares into common shares. Following the conversion, the Company granted a 1 to 6 forward stock split of its common shares. The conversion has been recorded prospectively in the consolidated financial statements, while the forward stock split has been recorded retroactively.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9.    CAPITAL STOCK (cont'd)

      Stock warrants and options:

      The Company has accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

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

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9.    CAPITAL STOCK (cont'd)

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

      In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issues at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At December 31, 2003 the line of credit has not been utilized. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2004, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2004, 38,256 options under the Israel 2003 share option plan were not yet granted.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9.    CAPITAL STOCK (cont'd)

      The options vest gradually over a period of 4 years from the date of grant for Israel and 10 years (no less than 20% per year for five years for options granted to employees) for the International plan. The term of each option shall not be more than 8 years from the date of grant in Israel and 10 years from the date of grant in the International plan. The outstanding options that have vested have been expensed in the consolidated statements of operations as follows:

            Year ended December 31, 2001              $     9,000
            Year ended December 31, 2002                       --
            Year ended December 31, 2003                  384,889
            Year ended December 31, 2004                   25,480
                                                      -----------
                                                      $   419,369
                                                      -----------

      The following table summarizes the activity of common stock options during 2004 and 2003:

                                                      2004                          2003
                                               ISRAEL   INTERNATIONAL        Israel   International
                                          ---------------------------------------------------------
      Outstanding, beginning of year       18,455,850      25,361,094       600,000         300,000
        Granted                                    --              --     1,800,000              --
        Exercised                                  --              --            --              --
        Preferred stock options
          converted to common                      --              --    16,055,850      25,061,094
        Cancelled                                  --              --            --              --
                                          ---------------------------------------------------------
      Outstanding, end of year             18,455,850      25,361,094    18,455,850      25,361,094
                                          =========================================================
      Weighted average fair value
        of options granted during
        the year                          $        --     $        --   $    30,355     $    42,604
                                          =========================================================
      Weighted average exercise
        price of common stock options,
        beginning of year                 $    0.0017     $    0.0017   $    0.0017     $    0.0017
                                          =========================================================
      Weighted average exercise price
        of common stock options granted
        in the year                       $        --     $        --   $    0.0017     $    0.0017
                                          =========================================================
      Weighted average exercise price
        of common stock options, end
        of year                           $    0.0017     $    0.0017   $    0.0017     $    0.0017
                                          =========================================================
      Weighted average remaining
        contractual life of common
        stock options                         7 YEARS         9 YEARS       6 years         8 years
                                          =========================================================

M-WISE, INC.

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9.    CAPITAL STOCK (cont'd)

      The following table summarizes the activity of preferred stock options during 2004 and 2003:

                                                      2004                          2003
                                               ISRAEL   INTERNATIONAL        Israel   International
                                          ---------------------------------------------------------
      Outstanding, beginning of period             --              --            --              --
        Granted                                    --              --    16,055,850      25,061,094
        Exercised                                  --              --            --              --
        Preferred stock options
          converted to common                      --              --   (16,055,850)    (25,061,094)
        Cancelled                                  --              --            --              --
                                          ---------------------------------------------------------
      Outstanding,end of period                    --              --            --              --
                                          =========================================================
      Weighted average fair value of
        preferred stock options
        granted during the period         $        --     $        --   $    27,360     $    42,604
                                          =========================================================
      Weighted average exercise price
        of preferred stock options,
        beginning of period               $        --     $        --   $        --     $        --
                                          =========================================================
      Weighted average exercise price
        of preferred stock options
        granted in the period             $        --     $        --   $    0.0017     $    0.0017
                                          =========================================================
      Weighted average exercise price
        of preferred stock options, end
        of period                         $        --     $        --   $        --     $        --
                                          =========================================================

      All outstanding preferred stock options have been cancelled and replaced with common stock options during 2003 at the ratio of 1 to 6.3828125.

      The stock options and the preferred shares have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

10.   GOVERNMENT GRANTS

      During the year ended December 31, 2004, the Israeli subsidiary received approximately $52,000 from a joint Israeli-Singapore government grant program. The amount is being recorded as a reduction of the research and development expense incurred in the year. The total amount approved for the grant was $186,330, which the Company is recording on a cash basis.

      The Israeli subsidiary is required to pay the government agency royalties in the amount of 2.5% of gross sales from the products and services being developed relating to the grant, limited to the amount of the grant. If the product is not marketable, the grant will not be repaid. As at December 31, 2004 the products have been developed but no sales have been made. As such, no amount has been paid or accrued as royalties.

11.   INCOME TAXES

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

      The Israeli subsidiary maintains an investment program in hardware and software in the amount of $75,000 and has been granted the status of "Approved Enterprise" under the Law for the Encouragement of Capital Investments, 1959 in Israel. This status entitles the Company to an exemption from tax on income derived there from for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval which was received on December 2002 or 12 years from commencement of operations. The tax-exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability on the Company only upon its complete liquidation. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an "Approved Enterprise". Under SFAS 109, a deferred tax liability normally would be recorded relating to taxes that would be owed on the distribution of profits even if management does not intend currently to declare dividends. As at December 31, 2004 the Israel subsidiary has not reported any taxable income and there was an accumulated deficit. There was no deferred tax liability to be recorded in the year.

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

11.   INCOME TAXES (cont'd)

      The Company has deferred income tax assets as follows:

                                                            2004           2003

      Deferred income tax assets
        Net operating loss carryforwards             $ 2,387,500      2,312,500
        Valuation allowance for deferred income
          tax assets                                  (2,387,500)    (2,312,500)
                                                     --------------------------

                                                     $        --             --
                                                     ==========================

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

      As at December 31, 2004, the Company has approximately $9,550,000 and $ NIL tax losses carried forward in its United States and Israeli subsidiaries. Losses in the United States subsidiary, if not utilized, will expire in twenty years from the year of origin, December 31, 2021 to December 31, 2024. For the Israel subsidiary, the losses can be carried forward indefinitely to reduce income taxes on future taxable income.

12.   RELATED PARTY TRANSACTIONS

      During the year 2004, the Company incurred directors consulting fees and salaries in the amount of $220,000 (2003 - $240,000). At the year-end, $357,000 (2003 - $303,000) was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

13.   MAJOR CUSTOMERS

      In 2003, the Company had two major customers which primarily accounted for 83% of the total revenue, all of which was in Europe. In 2004, sales to two other major customers accounted for 67% of the total revenue, of which 19% was in Europe and 81% was in America

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

14.   SEGMENTED INFORMATION

                                          Israel           USA   Discontinued        Total
                                                                   Operations
            Gross revenue       2004   $ 168,348    $1,192,707       $     --   $1,361,055
                                2003      10,767       350,954             --      361,721
            Net income (loss)   2004    (758,216)      245,181             --     (513,035)
                                2003    (692,726)   (1,061,428)       614,917   (1,139,237)
            Total assets        2004     318,856       241,637             --      560,493
                                2003     317,210       107,406             --      424,616

      In 2004, the Company derived 55% (2003, NIL) of its revenues from sales to America, 40% from sales to Europe (2003, 97%) and 5% (2003, 3%) from sales to the Far East.

15.   DISCONTINUED OPERATIONS

      The Company accounted for the discontinued operations in accordance with SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets" and SFAS No. 146 "Accounting for costs associated with exit or disposal activities". All assets within the discontinued operations have been written-down to fair value, and any gain or loss from the disposal of these assets has been recorded at the time of disposal.

      Due to the high costs and low revenues in the European application service provider (ASP) market, on November 11, 2003 the Company's management registered the liquidation of the English subsidiary, m-Wise Ltd., and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. At the time of liquidation the total liabilities of the subsidiaries exceeded their net assets by $614,917. Due to the liquidation of the subsidiaries, the liabilities (trade payables) were only repaid to the extent of the assumption of assets by the creditors, resulting in a gain on disposal of discontinued operations of $524,917 (net of $90,000 of taxes). The gain on disposal was offset against the tax loss carryforwards of approximately $300,000 which were not initially recognized for accounting purposes.

      The discontinued operations are comprised of the following:

                                  U.K.    FRANCE     ITALY      SPAIN     TOTAL
                                  ----    ------     -----      -----     -----

      Net income (loss)- 2004        --        --         --        --     --
                         2003   586,407   547,556   (617,406)   98,357   614,914

M-WISE, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

16.   COMMITMENTS

      The company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payments 9exclusive of taxes, insurance, and maintenance costs) under the lease are as follows:

                  2005                                   $ 42,000
                  2006                                     21,000
                                                         --------
                                                         $ 63,000
                                                         --------

      Rent expenses paid in 2004 and 2003 were $19,772 and $23,319 respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. CONTROLS AND PROCEDURES.

      Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS

      We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE ITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers. All officers dedicate their full business time to our operations.

NAME                    AGE            POSITION
Mordechai Broudo        46             Chief Executive Officer & Director
Shay Ben-Asulin         36             Chairman of the Board & Secretary
Gabriel Kabazo          32             Chief Financial Officer
Asaf Lewin              39             Chief Technology Officer

      MR. MORDECHAI BROUDO is one of our co-founders and has been a director since our inception. Mr. Broudo has been acting as our Chief Executive Officer since June 2001. Before founding m-Wise, Mr. Broudo was the Chief Technology Officer of Need2Buy.com, Inc., now known as River One Inc., which was funded by Mitsubishi and several leading venture capital firms, from November 1999 to March 2000. River One provides management software and services for manufacturers to control processes between customers and suppliers. From January 1997 to April 1998, Mr. Broudo served as the Managing Director of the New York office of Mercado DTL, a provider of advanced intelligent data management systems. Mr. Broudo received a Bachelors Degree in Computer Science from Queens College, New York, in 1991.

      MR. SHAY BEN-ASULIN is one of our co-founders and has been a director since our inception. Mr. Ben-Asulin has been acting as our Secretary and Chairman of the Board of Directors since June 2001, focusing mainly on our European operations, corporate strategy and funding and product planning. Before founding m-Wise, Mr. Ben-Asulin served as the Business Development and Wireless Content Manager, from April 1999 to March 2000, of PassCall Advanced Technologies Ltd., an Israeli start-up company based in New York, focused on web-based content and applications to wireless phones. In this position, Mr. Ben-Asulin acquired extensive knowledge and expertise of the wireless communications market, and developed sales and business development channels with US cellular operators, system integrators and media companies. From January 1998 to September 1999, Mr. Ben-Asulin served as the Chief Executive Officer of Mishin Investments Ltd., a privately-owned company that promoted multinational projects and investments in the Middle East region through business alliances in Israel and countries such as Jordan, Oman, Qatar and Egypt.

      MR. GABRIEL KABAZO, CPA, has served as our Chief Financial Officer since October 2002. From August 2000 to September 2002, Mr. Kabazo was the Controller of On Track Innovations Ltd., a high-tech manufacturing company in the business of contactless smart cards traded on the NASDAQ, with several subsidiaries worldwide (North America, South Africa, Asia and Europe) and over 200 employees, where he supervised the finance and accounting activities of the various subsidiaries, the ongoing management of the accounting department, preparation of budget plans, financial reports and reports to the SEC. Mr. Kabazo has led several initiatives to enhance efficiency and reduce company spending as required from market conditions and played a principal role in the preparation of On Track Innovations Ltd.'s public offering, working closely with company management, external attorneys and underwriters. From December 1997 to July 2000, Mr. Kabazo worked as a CPA, Senior Level, at Luboshitz Kasierer, one of Israels leading CPA firms. Mr. Kabazo received a Bachelors Degree in Accounting and Economics from the Faculty of Management of Tel-Aviv University in 1997 and is a Certified Public Accountant registered in Israel since 1999.

      MR. ASAF LEWIN has served as our Chief Technology Officer since June 2001. From March 2000 to September 2000, Mr. Lewin was a co-founder and managing director at eCaddo Ltd., an Israeli start-up company in the field of scheduling/pricing solutions for online directories. From 1995 to March 2000, Mr. Lewin oversaw the development of several extensive visual reconnaissance systems at Elron Software (a wholly owned subsidiary of Elron Electronic

      Industries and a recognized global leader in the development of innovative technology products and services for advanced networking and Internet infrastructures), in the capacity of division manager. Prior to his engagement by Elron Software in 1995, Mr. Lewin was engaged by the development team at the Israeli Air Force Avionics Software Center, where he participated in numerous research and development projects in a variety of languages and development environments. He was honored with an award of excellence from the Israeli Air Force Commander for a certain project. Mr. Lewin received a Bachelors Degree (cum laude) in Aeronautical Engineering from the Israeli Technion (the Israel Institute of Technology) in 1988.

AUDIT COMMITTEE

      We do not have an audit committee. Because of our small size and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors, although we continue to seek an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. As of March 31, 2005 there were no changes in ownership of our common stock owned by our directors, executive officers and any person who owns more than 10% of our common stock .

CODE OF ETHICS

      In April 2005, we adopted a code of ethics for our principal executive officer and senior financial officer. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash and all other compensation paid to our executive officers and directors during the last fiscal year, including compensation from our subsidiaries. The remuneration described in the table includes our cost of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. This table does not include certain options to purchase common stock granted to corporations controlled by Messrs. Broudo and Ben-Asulin (10,432,560 and 10,876,080 shares, respectively) since such options were granted in order to provide for anti-dilution protection, and not in connection with such individuals' employment.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                -----------------------------------  ----------------------------------------
NAME AND                                               OTHER ANNUAL            AWARDS               PAYOUTS
PRINCIPAL POSITION       YEAR     SALARY       BONUS   COMPENSATION  ---------------------------   ----------          ALL
                                                                     Restricted    Securities         LTIP        Compensation
                                                                        Stock      Underlying      Payouts(S)
                                                                      Awards(S)  Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------
Shay Ben-Asulin          2004   $  109,992       0          0             0                  0          0               0
                         2003   $  109,992       0          0             0         10,876,080          0               0
Chairman of the Board    2002   $  109,992       0          0             0                  0          0               0
and Secretary

Gabriel Kabazo (1)       2004   $   57,639       0          0             0                  0          0               0
                         2003   $   49,608       0          0             0            552,114          0               0
CFO                      2002   $   12,658       0          0             0                  0          0               0

Mordechai Broudo         2004   $  109,992       0          0             0                  0          0               0
                         2003   $  109,992       0          0             0         10,432,560          0               0
CEO                      2002   $  109,992       0          0             0                  0          0               0

(1) Gabriel Kabazo's employment commenced in October 2002. The amounts shown for Messrs. Ben-Asulin and Broudo include for each, $54,996 in accrued salary but not paid in 2002 and $109,992 in each of 2003 and 2004.

OPTION GRANTS IN LAST FISCAL YEAR

      No options were granted during the fiscal year ending December 31, 2004.

FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004.

--------------------------------------------------------------------------------
                    NUMBER OF SHARES SUBJECT TO        VALUE OF IN-THE-MONEY
                        UNEXERCISED OPTIONS                 OPTIONS AT

                         AT FISCAL YEAR-END               FISCAL YEAR END
--------------------------------------------------------------------------------
      NAME          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------------------------------------------------------------------
Shay Ben-Asulin      10,876,080          0              (1)             (1)
--------------------------------------------------------------------------------
Mordechai Broudo     10,432,560          0              (1)             (1)
--------------------------------------------------------------------------------
Gabriel Kabazo          552,114          0              (1)             (1)
--------------------------------------------------------------------------------

(1) As of the fiscal year end there was no current market for our common stock, therefore the assumed realizable value cannot be calculated.

STOCK OPTION PLANS

      We adopted an Israel Stock Option Plan (2003) (the "2003 Israeli Plan") and an International Share Option Plan (2003) (the "2003 International Plan") on January 16, 2003, by resolution of our Board of Directors and stockholders, and an Israel Share Option Plan (2001) and an International Share Option Plan (2001) by resolution of our Board of Directors and stockholders. The Plans enable us to offer an incentive based compensation system to our employees, directors and consultants and employees, directors and consultants of our subsidiaries and/or affiliated companies.

No options were granted in 2002.

      During the year ended December 31, 2003, options to purchase our shares of common stock were issued to the following officers, directors and affiliates of m-Wise (and its subsidiaries), as well as to certain employees, former employees and service provider of m-Wise (and its subsidiaries), in the amounts listed next to their names pursuant to the Israel Share Option Plan (2001), Israel Stock Option Plan (2003) and the International Share Option Plan (2003):

Israel Share Option Plan (2001):

Gabriel Kabazo - 150,000 options.

      Additionally, an aggregate of 2,250,000 options were issued pursuant to the Israel Share Option Plan (2001) to other employees and former employees.

      All options under the Israel Share Option Plan (2001) are exercisable into shares of common stock on a one-for-one basis.

Israel Stock Option Plan (2003):

Inter-Content Development for the Internet Ltd. - 7,457,010 options

Gabriel Kabazo - 402,114 options

Asaf Lewin - 5,336,820 options

      Additionally, an aggregate of 2,859,906 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

      All options under the Israel Stock Option Plan (2003) are exercisable into shares of common stock on a one-for-one basis.

International Share Option Plan (2003):

Proton Marketing Associates, LLC - 10,432,560 options - beneficial owner is Mordechai Broudo, our CEO.

Putchkon.com, LLC - 10,876,080 options - beneficial owner is Shay Ben-Asulin, our Chairman.

      Additionally, an aggregate of 3,752,454 options were issued pursuant to the International Share Option Plan(2003) to former employees.

      All options under the International Share Option Plan (2003) are exercisable into shares of common stock on a one-for-one basis.

No options were granted in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

      The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 69,506,898 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS                        COMMON STOCK         PERCENTAGE

Shay Ben-Asulin (1)                      19,637,862             24.4%
Mordechai Broudo (2)                     19,637,862             24.6
Miretzky Holdings Ltd. (3)               37,891,548             54.5
Gabriel Kabazo (4)                          552,114                *
Asaf Lewin (5)                            4,136,036              5.6
Inter-content Development
  for the Internet Ltd. (6)              11,782,716             15.3

All officers and directors as a
  group (4 persons) (1)(2)(4)(5)         43,963,874             46.0%

*LESS THAN ONE PERCENT

(1) Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns all these shares and options. The address of Putchkon.com, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506. Includes 10,876,080 options to purchase common stock granted to PUTCHKON.COM. Does not include certain additional options to purchase common stock, which Putchkon.com is entitled to receive upon the occurrence of a Liquidation Event (see "Stock Option Plans").

(2) Mordechai Broudo is the beneficial owner of Proton Marketing Associates, LLC, which owns all these shares and options. The address of Proton Marketing Associates, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506. Includes 10,432,560 options to purchase common stock granted to Proton Marketing. Does not include certain additional options to purchase common stock which Proton is entitled to receive upon the occurrence of a Liquidation Event (see "Stock Option Plans").

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 552,114 options to purchase common stock granted to Gabriel Kabazo, subject to certain limitations (see "Stock Option Plans"). The address of Gabriel Kabazo is c/o m-Wise.

(5) Includes an aggregate of 4,136,036 options to purchase shares of common stock, granted to Asaf Lewin, subject to certain restrictions and limitations (see "Stock Option Plans"). The address of Asaf Lewin is c/o m-Wise.

(6) The address of Inter-Content Development for the Internet Ltd. is 18 Yohanan Ha'Sandlar St., Tel Aviv, Israel 63822. The beneficial owner of Inter-Content Development for the Internet is Mr. Jacob Marinka. Includes 7,457,010 options to purchase common stock. Does not include certain additional options to purchase common stock which Inter-Content Development for the Internet Ltd. is entitled to receive upon the occurrence of a Liquidation Event (see "Stock Option Plans").

ITEM 12. Certain Relationships And Transactions

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND LOAN AGREEMENT.

      We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with the Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable and non-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003 and 2004 to our Israeli subsidiary were $1,522,000, $1,760,000, $665,000 and $683,964, respectively.

      The Loan Agreement with the United Kingdom subsidiary and its subsidiaries provides for the extension by us of a loan in the amount of $3,200,000 to the United Kingdom subsidiary, which was made by us between April 2000 and January 2003. The outstanding loan amount, together with simple interest at a rate per annum of 4% shall be due and payable on the earlier of: (i) August 31, 2006, or
(ii) upon the occurrence of (A) any of the following "exit events": (i) a consolidation, merger or reorganization of the subsidiary with or into, or the sale of all or substantially all of the subsidiary's assets, or substantially all of the subsidiary's issued and outstanding share capital to any other company, or any other person, other than a wholly-owned subsidiary of the subsidiary, or (ii) any transaction or series of related transactions in which more than fifty percent (50%) of the outstanding share capital of the subsidiary following such transaction or series of related transactions is held by a shareholder or group of shareholders that held less than fifty percent (50%) of the outstanding share capital of the subsidiary prior to such transaction or series of transactions; or (B) (i) the insolvency of the subsidiary; (ii) the commission of any act of bankruptcy by the subsidiary; (iii) the execution by the subsidiary of a general assignment for the benefit of creditors; (iv) the filing by or against the subsidiary of any petition in bankruptcy or any petition for relief under the provisions of any law for the relief of debtors, and the continuation of such petition without dismissal for a period of ninety
(90) days or more; (v) the appointment of a receiver or trustee to take possession of a material portion of the property or assets of the subsidiary and the continuation of such appointment without dismissal for a period of ninety
(90) days or more; or (vi) the subsidiary ceases to conduct business in the normal course for a period of ninety (90) days or more. The loans extended by the UK subsidiary to its subsidiaries were to be repaid on the same terms and in the same manner as provided for with respects to the loan extended us.

      The loan in the amount of $3,200,000 to our UK subsidiary was used by our subsidiary primarily for: the establishment of its subsidiaries, salaries of employees, network costs, office rent and for working capital and general corporate purposes of the subsidiaries.

      Due to the high costs and low revenues in the European application service provider (ASP) market, in 2002 our management decided to transition our focus away from pan-European wireless application service providers, and toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd., and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003.

      We do not expect to be repaid the loan amount. The operations of those subsidiaries were accounted for as discontinued operations in the financial statements. The subsidiaries have no ability to pay creditors or to continue as a going concern.

      PROMISSORY NOTE dated July 10, 2002 (canceling and replacing certain Promissory Notes dated March 13, 2002) with each of Syntek Capital AG and DEP Technology Holdings Ltd. During 2002, Syntek Capital and DEP, then the sole holders of shares of our Series B preferred stock (which has subsequently been converted into shares of our common stock) and represented on our Board of Directors, extended to us a loan in the aggregate amount of $1,800,000. Pursuant to the Promissory Notes, we are required to repay the loan amount, together with accrued interest from the date of the Promissory Notes and until the date of repayment, during the period of January 1, 2003 through December 31, 2007. The interest rate is determined according to the per annum LIBOR rate offered by Citibank North America as of the date of the Promissory Notes, and thereafter such LIBOR rate offered on each anniversary of the date of the Promissory Notes, to apply for the following 12 month period. The repayment of the loan amount, together with the accrued interest thereon, is to be made exclusively from our annual revenues generated during the repayment period, as recorded in our audited annual financial statements in such way that each of the Syntek Capital and DEP Technology Holdings shall be entitled to receive 2.5% of the revenues on account of the repayment of the loan amount until the earlier to occur of: (i) each of Syntek Capital and DEP Technology Holdings has been repaid the entire loan amounts; or (ii) any event in which the loan amount becomes due and payable, as described below. Actual payments are on a quarterly basis, within 45 days following the last day of the quarter, based upon the quarterly financial reports. The entire unpaid portion of the loan amount shall be automatically and immediately due and payable upon the earlier to occur of (i) December 31, 2007;
(ii) the closing of an exit transaction; or (iii) an event of default. An "exit transaction" includes, INTER ALIA: (a) the acquisition of m-Wise by means of merger, acquisition or other form of corporate reorganization in which our stockholders prior to such transaction hold less than 50% of the share capital of the surviving entity, (b) sale of all or substantially all of our assets or any other transaction resulting in our assets being converted into securities of any other entity, (c) the acquisition of all or substantially all of our issued shares, (d) the sale or exclusive license of our intellectual property other than in the ordinary course of business; or (e) a public offering of our securities. An "event of default" includes, INTER ALIA: (a) our breach of any of our material obligations under the Promissory Notes (including any default on any payment due under the Promissory Notes) which has not been remedied within 20 days of written notice by Syntek Capital and DEP Technology Holdings (b) the suspension of the transaction of our usual business or our insolvency, (c) the commencement by us of any voluntary proceedings under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of a jurisdiction, or if we shall be adjudicated insolvent or bankrupt by a decree of a court of competent jurisdiction; if we shall petition or apply for, acquiesce in, or consent to, the appointment of any receiver or trustee of us or for all or any part of our property or if we apply for an arrangement with our creditors or participants; or if we shall make an assignment of our intellectual property for the benefit of our creditors (other than in the ordinary course of business), or if we shall admit in writing our inability to pay our debts as they mature or if any of our intellectual property is purchased by or assigned to any one of our founders (and/or affiliates thereof) under liquidation proceedings without the prior written consent of Syntek Capital and DEP Technology Holdings, (d) or if there shall be commenced against us any proceedings related to us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, and any such proceedings shall remain undismissed for a period of thirty (30) days, or if by any act we indicate our consent to, approval of or acquiescence in, any such proceeding; or if a receiver or trustee shall be appointed for us or for all or a substantial part of our property, and any such receivership or trusteeship shall remain undischarged for a period of thirty (30) days; or (e) if there shall have been a material deterioration of our business, financial condition or operations. Under the Promissory Notes, we undertook that until the repayment of the loan amount: (i) we shall not create or suffer to create a pledge, charge or other encumbrance over any or all of our assets except for such pledge, charge or encumbrance in favor of a bank under the terms of a loan or line of credit granted by a bank to us, provided that we gave prior notice to Syntek Capital and DEP Technology Holdings with respect such pledge, charge or encumbrance at least ten (10) days prior to its creation; (ii) we shall not engage or permit any of our subsidiaries to engage in any business other than the business engaged in by us at the date of the Promissory Notes and any business substantially similar or related thereto (or incidental thereto); (iii) we shall not declare or pay a dividend or make any distribution or payment on account of our shares, except for the purpose of purchasing common stock of m-Wise held by Ogen LLC as applicable under a certain undertaking of the principals of Ogen LLC towards m-Wise; (iv) we shall deliver to Syntek Capital and DEP Technology Holdings audited financial statements within 90 days of the end of our fiscal year, accompanied by the report of a firm of independent certified public accountants of recognized standing and unaudited quarterly financial statements signed by our Chief Financial Officer within 30 (thirty) days of the end of each quarter and we shall also deliver to Syntek Capital and DEP Technology Holdings any information which we make generally available to our stockholders or which Syntek Capital and DEP Technology Holdings may otherwise reasonably require. As of December 31, 2004, we have to pay $86,138 of the loan amount, based on 5.0% of our revenues subsequent to January 1, 2003. As of the date hereof, we have not paid any amount due to the lenders. Neither Syntek nor DEP Technology is represented on our current Board of Directors and neither is affiliated with any of our officers, directors or principal stockholders. As of December 31, 2004, the outstanding balance of the loan was $1,883,893.

AGREEMENT, SECURITY AGREEMENT, ESCROW AGREEMENT AND UNDERTAKING.

      In July 2002, Proton Marketing Associates, LLC, Putchkon.com, LLC (each a founding stockholder of m-Wise and represented on our Board of Directors) and enter-Content Development for the Internet Ltd. (the "Buying stockholders") purchased all of our Series B preferred stock (all of which has been converted into shares of our common stock) then held by DEP Technology Holdings Ltd. and Syntek Capital AG, thus becoming the sole holders of our Series B preferred stock (all of which has been converted into shares of our common stock), except for options granted to purchase Series B preferred stock (prior to the conversion thereof to shares of our common stock). In consideration for the stock purchased, each of the Buying stockholders is required to pay each of DEP Technology Holdings and Syntek Capital, upon the consummation of any "liquidation event" (as described below), an amount equal to 50% (to be reduced by 5 percentage points at the end of each 6 months commencing as of July 1, 2002, provided that from and after June 30, 2005, such percentage shall equal 20%) of any gross distribution to or any gross proceeds received by the Buying stockholders by reason of their ownership of, or rights in, any of our shares or options to purchase our shares, whether such shares are held by the Buying stockholders directly, indirectly, or by an affiliate (the "Founders securities"). The consideration will be paid upon the consummation of a liquidation event which is defined as the: (i) sale, transfer, conveyance, pledge or other disposal by the Buying stockholders or any affiliate thereof of any of their Founders securities; (ii) any event in which the Buying stockholders or any affiliate thereof receive stock (in kind or cash dividends) from us or any surviving corporation following the consummation of a merger and acquisition transaction (any transaction in which we shall merge into or consolidate with any other corporation in which we are not the surviving entity); or (iii) the initial public offering of our securities. In the event of an initial public offering of our securities, the consideration shall be paid in Founders securities and shall equal 50% (as adjusted) of the securities held by the Buying stockholders prior to the public offering. Until payment of the consideration as aforesaid, the purchased Series B preferred stock (all of which has been converted into shares of our common stock) and any securities as shall be issued and/or granted to either of the Buying stockholders during the terms of the Agreement (the "Secured collateral"), are subject to a certain first priority interest granted in favor of each of DEP Technology Holdings and Syntek Capital (and subject to adjustment as aforesaid) pursuant to a Security Agreement signed between the parties, and are placed in escrow pursuant to a certain Escrow Agreement until the occurrence of a liquidation event, such as the sale, transfer, conveyance, pledge or other disposal by the Buying stockholders of any of their securities in m-Wise or the consummation of an initial public offering of our securities. Under the Security Agreement, the Buying stockholders undertook, INTER ALIA, not to encumber or pledge or to suffer any such encumbrance, pledge, attachment or other third party rights on any of the Secured collateral. In an event of default in any transfer of the consideration pursuant to the Agreement, DEP Technology Holdings and Syntek Capitals shall have all rights of a secured creditor subject to the terms of the Agreement and may immediately take ownership of any part of the Securedcollateral and sell, assign or transfer any part of the Secured collateral. Under a Letter of Consent, Approval and Undertaking, each beneficial owner of Proton Marketing Associates, Putchkon.com and Inter-Content Development for the Internet undertook towards DEP Technology Holdings and Syntek Capital, INTER ALIA, not to transfer any securities and that such transfer shall be null and void unless approved in writing by DEP Technology Holdings and Syntek Capital.

ITEM 13. EXHIBITS.

31.1 Certification of Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32.1.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following fees were paid to SF Partnership LLP for services rendered in 2004
and 2003                             2004                     2003

(1)   Audit Fees                    $22,500                 $11,500

(2)   Audit Related Fees              ----                    ----

(3)   Tax Fees                        ----                    ----

(4)   All Other Fees                  ----                    ----

Audit fees are comprised of the fees charged in conjunction with the audit of the Company's annual financial statements, review of the Company's annual report filed with the Securities and Exchange Commission on Form 10KSB, and review of the information contained in the Company's quarterly filings with the Securities and Exchange Commission on Form 10QSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005

m-Wise, INC.


By: /s/ Shay Ben-Asulin
-----------------------
Shay Ben-Asulin
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 14, 2005 by the following persons on behalf of the Registrant and in the capacities.

Signatures                    Title


/s/ Shay Ben-Asulin           Chairman
-------------------
Shay Ben-Asulin


/s/ Gabriel Kabazo            Chief Financial Officer and Principal
------------------            Accounting Officer
Gabriel Kabazo


/s/ Mordecai Broudo           Chief Executive Officer and Director
-------------------
Mordecai Broudo