Form 10QSB
period 2005-03-31
M WISE INC
filed 2005-05-20
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2005

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from ________________ to ________________

                        Commission File Number 333-106160

                                  m-Wise, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             11-3536906
            --------                                             ----------
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

The number of shares outstanding of the issuer's common stock, as of May 15, 2005 was 69,506,898.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                  M-WISE, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
           Unaudited Balance Sheet as of March 31, 2005                       2
           Unaudited Statements of Operations for the Three Months
             Ended March 31, 2005 and 2004                                    3
           Unaudited Statements of Cash Flows for the Three Months
             Ended March 31, 2005 and 2004                                    5
           Notes to Unaudited Financial Statements                            6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18
Item 3.  Controls and Procedures                                             22

PART II
OTHER INFORMATION

Item 1   Legal Proceedings                                                   23
Item 2   Changes in Securities and Small Business                            23
         Issuer Purchases of Equity Securities                               23
Item 3   Defaults upon Senior Securities                                     23
Item 4   Submission of Matters to a Vote of Security Holders                 23
Item 5   Other Information                                                   23
Item 6   Exhibits and Reports on Form 8-K                                    23

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   M-WISE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 2005 AND 2004


                                    CONTENTS

Report of Independent Registered Public Accounting Firm                        1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Changes in Stockholders' Deficit                    4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of M-WISE, INC.

      We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of deficit, operations, change in stockholders' deficit and cash flows for the three months then ended. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists primarily of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


                                                       "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
May 17, 2005

M-WISE, INC.
Balance Sheets
March 31, 2005 and 2004

                                                                   2005            2004
                                     ASSETS
CURRENT
    Cash                                                   $     28,618    $     77,231
    Accounts receivable - trade (net of allowance for           228,933          94,118
       doubtful accounts of $25,177, 2004, $15,193)
    Other receivables                                             4,838          12,354
    Prepaid and sundry assets                                     6,743          23,713
                                                           ----------------------------
                                                                269,132         207,416
LONG-TERM PREPAID EXPENSES                                       15,980          11,111
EQUIPMENT (note 3)                                              209,755         250,703
DEFERRED FINANCING FEES                                          34,737          47,365
                                                           ----------------------------
                                                           $    529,604    $    516,595
                                                           ============================
                                   LIABILITIES
CURRENT
    Bank indebtedness                                      $     17,363    $     15,760
    Trade accounts payable                                      144,563         191,219
    Other payables and accrued liabilities                      876,630         737,959
    Billings in excess of costs on uncompleted contracts         55,786         409,780
    Notes payable - current portion                              85,300          28,200
                                                           ----------------------------
                                                              1,179,642       1,382,918
ACCRUED SEVERANCE PAY (note 4)                                   31,092          21,893
NOTES PAYABLE (note 5)                                        1,810,193       1,817,036
                                                           ----------------------------
                                                              3,020,927       3,221,847
                                                           ----------------------------
                            STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 6)                                     $    118,162    $    118,162
PAID IN CAPITAL                                               6,900,084       6,877,453
ACCUMULATED DEFICIT                                          (9,509,569)     (9,700,867)
                                                           ----------------------------
                                                             (2,491,323)     (2,705,252)
                                                           ----------------------------
                                                           $    529,604    $    516,595
                                                           ============================

APPROVED ON BEHALF OF THE BOARD
       "SHAY BEN ASULIN"                                   "MORDECHAI PROUDO"
-------------------------------                           --------------------
            Director                                            Director

            (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS IS AN
                       INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Operations
Quarters Ended March 31, 2005 and 2004

                                                              2005            2004
NET SALES                                             $  1,264,549    $    123,969

COST OF SALES                                              305,454           8,267
                                                      ----------------------------
GROSS PROFIT                                               959,095         115,702
                                                      ----------------------------
EXPENSES
    General and administrative                             306,766         278,915
    Research and development                               152,447          54,989
    Financial                                               14,652             901
                                                      ----------------------------
                                                           473,865         334,805
                                                      ----------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                        485,230        (219,103)
                                                      ----------------------------
    Provision for income taxes - current                   121,300              --
    Income taxes recoverable from loss carryforward       (121,300)             --
                                                      ----------------------------
NET EARNINGS (LOSS)                                   $    485,230    $   (219,103)
                                                      ============================
BASIC EARNINGS (LOSS) PER SHARE                       $      0.007          (0.003)
                                                      ============================
BASIC EARNINGS (LOSS) PER SHARE                       $      0.007          (0.003)
                                                      ============================
FULLY DILUTED EARNINGS (LOSS) PER SHARE               $      0.007          (0.003)
                                                      ============================
FULLY DILUTED EARNINGS (LOSS) PER SHARE (note 6)      $      0.007          (0.003)
                                                      ============================
BASIC WEIGHTED AVERAGE NUMBER OF SHARES                 69,506,898      69,506,898
                                                      ============================

            (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS IS AN
                       INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Stockholders' Deficit
Quarters Ended March 31, 2005 and 2004

                                                  Common Shares
                                                                             Additional
                                            Number of                           Paid in      Accumulated
                                               Shares           Amount          Capital          Deficit
                                           -------------------------------------------------------------
Balance, January 1, 2004                   69,506,898      $   118,162      $ 6,869,184      $(9,481,764)

Net Loss                                           --               --               --         (219,103)

Options vested for employee services               --               --            8,269               --
                                           -------------------------------------------------------------
Balance, March 31, 2004                    69,506,898      $   118,162      $ 6,877,453      $(9,700,867)
                                           =============================================================
Balance, January 1, 2005                   69,506,898      $   118,162      $ 6,894,664      $(9,994,799)

Net earnings                                       --               --               --          485,230

Options vested for employee services               --               --            5,420               --
                                           -------------------------------------------------------------
Balance, March 31, 2005                    69,506,898      $   118,162      $ 6,900,084      $(9,509,569)
                                           =============================================================

              (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS IS
                      AN INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2005 and 2004

                                                                        2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                              $  485,230       $ (219,103)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation                                                       29,094           29,471
    Wages and salaries paid by options                                  5,420            8,269
  Net Changes in Assets & Liabilities
    Accounts receivable - trade                                       (74,029)         (44,153)
    Other receivables                                                  (4,379)           3,322
    Prepaid and sundry assets                                             265          (11,471)
    Billings in excess of costs on uncompleted contracts             (614,104)         353,994
    Trade accounts payable                                             (3,990)          (7,000)
    Other payables and accrued liabilities                             69,753          (46,871)
    Long-term prepaid expenses                                         (1,385)          (3,812)
    Deferred financing fees                                             3,157            3,157
    Accrued severance pay                                              14,575            1,220
                                                                   ---------------------------
                                                                      (90,393)          67,023
                                                                   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                          (18,070)         (23,799)
                                                                   ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of Promissory Notes                         11,600            5,677
    Bank indebtedness - net                                               627           (4,208)
                                                                   ---------------------------
                                                                       12,227            1,469
                                                                   ---------------------------
NET (DECREASE) INCREASE IN CASH                                       (96,236)          44,693

CASH - BEGINNING OF PERIOD                                            124,854           32,538
                                                                   ---------------------------
CASH - END OF PERIOD                                               $   28,618       $   77,231
                                                                   ===========================
INTEREST AND INCOME TAXES PAID

During the quarter, the company had cash flows arising from income taxes and interests paid as follows:

    Interest paid                                                  $      323       $    1,326
                                                                   ===========================

            (THE ACCOMPANIED NOTES OF THE FINANCIAL STATEMENTS IS AN
                       INTEGRAL PART OF THESE STATEMENTS)

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004


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

            The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and sustaining profitable operations.

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

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

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

      c)    Basis of Consolidation

            The consolidated financial statements include the operations of m-Wise, Inc. and its subsidiaries. Intercompany's balances and transactions have been eliminated.

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

      e)    Equipment and Depreciation

            Equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

                  Furniture and equipment      6-15%       Straight-line
                  Computer equipment             33%       Straight-line
                  Leasehold improvements                   Straight-line over
                                                           the term of the lease

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

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

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      h)    Use of Estimates

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

      i)    Concentration of Credit Risk

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

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. For the periods ended March 31, 2005 and 2004, all uncollectible amounts have been written off and there was no further provision for doubtful accounts.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

      j)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2005 and 2004, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      k)    Earnings per Common Share

            The Company calculates net earnings per share based on SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net earnings attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      l)    Impact of Recently Issued Accounting Standards

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

            In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

3.    EQUIPMENT

      Equipment is comprised as follows:

                                               2005                    2004
                                        ACCUMULATED             Accumulated
                                  COST DEPRECIATION       Cost Depreciation
                                -------------------------------------------
      Furniture and equipment     57,747     21,604       56,745     15,411
      Computer equipment        $531,490   $369,027     $467,399   $266,355
      Leasehold improvements      37,684     26,535       25,690     17,365
                                -------------------------------------------
                                $626,921   $417,166     $549,834   $299,131
                                -------------------------------------------
      Net carrying amount                  $209,755                $250,703
                                           --------                --------

4.    ACCRUED SEVERANCE PAY

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at March 31, 2005 and 2004, the amount of the liabilities accrued were $76,728 and $61,988 respectively. Severance pay expenses for the periods ended March 31, 2005 and 2004 were $2,178 and $1,890 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at March 31, 2005 and 2004 were $45,636 and $40,095 respectively. Income earned from the deposit funds for 2005 and 2004 was immaterial.

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

5.    NOTES PAYABLE

                                                                               2005            2004
      Syntek Capital AG - a significant shareholder until July 2002      $  900,000      $  900,000
      DEP Technology Holdings Ltd. - a significant shareholder
                                          until July 2002                   900,000         900,000
      Accrued interest                                                       95,493          45,236
                                                                         --------------------------
                                                                          1,895,493       1,845,236
      Less: Current portion                                                  85,300          28,200
                                                                         --------------------------
                                                                         $1,810,193      $1,817,036
                                                                         ==========================

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

                                                          2005           2004
      Issued and outstanding
         69,506,898      Common shares
                         (2004 - 69,506,898)        $  118,162     $  118,162
                                                    ==========     ==========

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

6.    CAPITAL STOCK (cont'd)

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

                                        2005                      2004
                               Israel   International    Israel   International

      Interest rate                5%              5%        5%              5%
      Expected volatility         50%             50%       50%             50%
      Expected life in years       8              10         8              10

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

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

6.    CAPITAL STOCK (cont'd)

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

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of March 31, 2005, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of March 31, 2005, 38,256 options under the Israel 2003 share option plan were not yet granted.

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

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

                   Year ended December 31, 2001              $    9,000
                   Year ended December 31, 2002                      --
                   Year ended December 31, 2003                 384,889
                   Year ended December 31, 2004                  25,480
                   Quarter ended March 31, 2005                   5,420
                                                             ----------
                                                             $  424,789
                                                             ----------

      The following table summarizes the activity of common stock options during 2005 and 2004:

                                                            2005                                2004
                                                     Israel     International            Israel     International
                                               ------------------------------------------------------------------
      Outstanding, beginning of period           18,455,850        25,361,094        18,455,850        25,361,094
        Granted                                          --                --                --                --
        Exercised                                        --                --                --                --
        Cancelled                                        --                --                --                --
                                               ------------------------------------------------------------------
      Outstanding, end of period                 18,455,850        25,361,094        18,455,850        25,361,094
                                               ==================================================================
      Weighted average fair value of
      common stock options granted
      during the period                        $         --      $         --      $         --      $         --
                                               ==================================================================
      Weighted average exercise price
      of common stock options, beginning
      of period                                $     0.0017      $     0.0017      $     0.0017      $     0.0017
                                               ==================================================================
      Weighted average exercise price of
      common stock options granted in
      the period                               $         --      $         --      $         --      $         --
                                               ==================================================================
      Weighted average exercise price of
      common stock options, end of period      $     0.0017      $     0.0017      $     0.0017      $     0.0017
                                               ==================================================================
      Weighted average remaining
      contractual life of common stock
      options                                       6 years           8 years           7 years           9 years
                                               ==================================================================

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

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

      The Israeli subsidiary maintains an investment program in hardware and software in the amount of $75,000 and has been granted the status of "Approved Enterprise" under the Law for the Encouragement of Capital Investments, 1959 in Israel. This status entitles the Company to an exemption from tax on income derived there from for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval which was received on December 2002 or 12 years from commencement of operations. The tax-exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability on the Company only upon its complete liquidation. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an "Approved Enterprise". Under SFAS 109, a deferred tax liability normally would be recorded relating to taxes that would be owed on the distribution of profits even if management does not intend currently to declare dividends. As at March 31, 2005 the Israel subsidiary has not reported any taxable income and there was an accumulated deficit of approximately $324,000. There was no deferred tax liability to be recorded in the period.

      The Company has deferred income tax assets as follows:

                                                                     2005           2004
      Deferred income tax assets
        Non-capital losses carried forward                     $2,266,000      2,387,500
        Valuation allowance for deferred income tax assets     (2,266,000)    (2,387,500)
                                                               -------------------------
                                                               $       --             --
                                                               =========================

      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

M-WISE, INC.
Notes to Financial Statements
March 31, 2005 and 2004

7.    INCOME TAXES (cont'd)

      As at March 31, 2005, the Company has approximately $9,100,000 of tax losses carried forward in the parent company and no tax losses carried forward in the Israeli subsidiary. The loss carryforward, if not utilized, will expire in twenty years commencing from December 31, 2021 to December 31, 2024.

8.    RELATED PARTY TRANSACTIONS

      During the year the Company incurred directors consulting fees and salaries in the amount of $50,000 (2004, $60,000). At the quarter-end, $407,000 (2004 - $302,000) was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

9.    MAJOR CUSTOMERS

      In the quarter ended March 31, 2005, the Company had one major customer in Asia which primarily accounted for 81% of the total revenues.

10.   COMMITMENTS

      The company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payments exclusive of taxes, insurance, and maintenance costs) under the lease are as follows:

                  2005                                   $ 31,500
                  2006                                     21,000
                                                         --------
                                                         $ 52,500
                                                         --------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004.

REVENUES

License fees and products. Revenues from license fees and products increased 4,056% to $1,026,850 for the three months ended March 31, 2005 from $24,708 for the same period in 2004. The increase primarily consisted of $1,026,850 revenues derived from our contract with First Advanced Multi-Media Entertainment.

Revenue share. Revenues from revenue share increased 989% to $15,901 for the three months ended March 31, 2005 from $1,460 for the same period in 2004.

Customer services and technical support. Revenues from customer services and technical support increased 127% to $221,798 for the three months ended March 31, 2005 from $97,801 for the same period in 2004. The increase primarily consisted of revenues from ongoing customers who were not our customers during the first three months of 2004.

Cost of revenues

Cost of revenues increased 3,595% to $305,454 for the three months ended March 31, 2005 from $8,267 for the same period in 2004. This increase was primarily due to higher revenues from License fees and products and revenues from customer services and technical support.

Operating expenses

Research and development. Research and development expenses increased 177% to $152,447 for the three months ended March 31, 2005 from $54,989 for the same period in 2004. This increase was primarily due to a $57,144 increase in payroll and related expenses and a $52,170 government grant received during the three months ended March 31, 2004. The increase in payroll and related expenses was primarily due to an increase in the number of employees involved in research and development from 6 on March 31, 2004 to 11 on March 31, 2005. Research and development expenses, stated as a percentage of revenues, decreased to 12% for the three months ended March 31, 2005 from 44% for the same period in 2004.

General and administrative. General and administrative expenses increased 10% to $306,766 for the three months ended March 31, 2005 from $278,915 for the same period in 2004. This increase was primarily due to a $49,930 increase in marketing expenses, partially offset by a $29,099 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 24% for the three months ended March 31, 2005 from 225% for the same period in 2004.

Financing expenses

Financing expenses. Our financing expenses increased 1,526% to $14,652 for the three months ended March 31, 2005 from $901 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $ 28,618 as of March 31, 2005 and $124,854 as of December 31, 2004. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. There is no amount currently outstanding under the line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

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

      Operating activities. For the three months ended March 31, 2005 we used $90,393 of cash in operating activities primarily due to a $614,104 decrease in deferred revenues, partially offset by our net earnings of $485,230. In the same period in 2004, we generated $67,023 of cash in operating activities primarily due to a $353,994 increase in deferred revenues partially offset by our net loss of $219,103.

Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.

      For the three months ended March 31, 2005, net cash used in investing activities was $18,070 consisting of an investment in equipment. In the same period in 2004 net cash used in investing activities was $23,799 consisting of an investment in equipment.

      For the three months ended March 31, 2005, net cash provided by financing activities was $12,227 due to a $11,600 increase in notes payables and a $627 increase in bank indebtedness. In the same period in 2004, net cash provided by financing activities was $1,469 due to a $5,677 increase in notes payables partially offset by a $4,208 decrease in bank indebtedness.

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

                                                m-Wise, inc.
                                                ----------------------
                                                (Registrant)


Date: May 20, 2005                          /s/ Shay Ben-Asulin
                                            --------------------------
                                                Name: Shay Ben-Asulin
                                                Title:  Chairman