Form 10QSB
period 2005-06-30
M WISE INC
filed 2005-08-12
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

      [_]   Transition report under Section 13 or 15(d) of the Exchange Act

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

                             All Correspondence to:
                             Arthur S. Marcus, Esq.
                               Gersten Savage LLP
                         600 Lexington Avenue, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X] No [_]

The number of shares outstanding of the issuer's common stock, as of August 10, 2005 was 75,235,867.

Transitional Small Business Disclosure Format (check one):
                                                        Yes [_] No [X]
                                  m-Wise, INC.
                                TABLE OF CONTENTS

                                                                           Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements
               Unaudited Balance Sheet as of June 30, 2005                  2
               Unaudited Statements of Operations for the Three Months
                 Ended and Six Months Ended June 30, 2005 and 2004          3
               Unaudited Statements of Cash Flows for the Six Months
                 Ended June 30, 2005 and 2004                               5
               Notes to Unaudited Financial Statements                      6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       18
Item 3.     Controls and Procedures                                         22

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                               23
Item 2      Changes in Securities and Small Business                        23
            Issuer Purchases of Equity Securities                           23
Item 3      Defaults upon Senior Securities                                 23
Item 4      Submission of Matters to a Vote of Security Holders             23
Item 5      Other Information                                               23
Item 6      Exhibits and Reports on Form 8-K                                23

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements



                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2005 AND 2004



                                    CONTENTS

Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets                                                 2

Consolidated Statements of Operations                                   3 - 4

Consolidated Statements of Changes in Stockholders' Deficit                 5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                             7 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of m-Wise, Inc.

      We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months then ended. These interim financial statements are the responsibility of the Company's management.

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


                                                       "SF PARTNERSHIP, LLP"


Toronto, Canada                                        CHARTERED ACCOUNTANTS
August 2, 2005
m-Wise, Inc.
Balance Sheets
June 30, 2005 and 2004

                                                                  2005           2004
                                     ASSETS
Current
    Cash                                                   $        481   $     44,099
    Accounts receivable - trade (net of allowance for           131,135         70,933
       doubtful accounts of $25,177, 2004, $17,629)
    Other receivables                                             2,210          4,725
    Prepaid and sundry assets                                    15,980         14,693
                                                           ------------   ------------
                                                                149,806        134,450
Long-term Prepaid Expenses                                       10,195         12,426
Equipment (note 3)                                              196,401        235,932
Deferred Financing Fees                                          31,580         44,208
                                                           ------------   ------------
                                                           $    387,982   $    427,016
                                                           ============   ============
                                   LIABILITIES
Current
    Bank indebtedness                                      $      1,724   $     17,936
    Trade accounts payable                                       84,208        137,884
    Advances from shareholder  (note 4)                          75,192         15,000
    Other payables and accrued liabilities                      947,381        671,121
    Billings in excess of costs on uncompleted contracts             --        700,560
    Notes payable - current portion                             149,200         33,680
                                                           ------------   ------------
                                                              1,257,705      1,576,181
Accrued Severance Pay (note 5)                                   36,844         18,246
Notes Payable (note 6)                                        1,757,893      1,817,233
                                                           ------------   ------------
                                                              3,052,442      3,411,660
                                                           ------------   ------------
                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 7)                                     $    118,162   $    118,162
Paid in Capital                                               6,904,401      6,883,667
Accumulated Deficit                                          (9,687,023)    (9,986,473)
                                                           ------------   ------------
                                                             (2,664,460)    (2,984,644)
                                                           ------------   ------------
                                                           $    387,982   $    427,016
                                                           ============   ============

(The accompanying notes of the financial statements is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Operations
Six Months Ended June 30, 2005 and 2004

                                                                     2005           2004
Net Sales                                                    $  1,623,782   $    233,678

Cost of Sales                                                     357,373         47,374
                                                             ------------   ------------

Gross Profit                                                    1,266,409        186,304
                                                             ------------   ------------

Expenses
    General and administrative                                    584,584        541,373
    Research and development                                      355,528        138,975
    Financial                                                      18,521         10,665
                                                             ------------   ------------
                                                                  958,633        691,013
                                                             ------------   ------------
Net Earnings (Loss)                                          $    307,776   $   (504,709)
                                                             ============   ============
Basic and Fully Diluted Earnings (Loss) Per Share (note 7)   $       0.00          (0.01)
                                                             ============   ============
Basic Weighted Average Number of Shares                        69,506,898     69,506,898

(The accompanying notes of the financial statements is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Operations
Three Months Ended June 30, 2005 and 2004


                                                                      2005            2004

Sales                                                         $    359,233    $    109,709

Cost of Sales                                                       51,919          39,107
                                                              ------------    ------------
Gross Profit                                                       307,314          70,602
                                                              ------------    ------------
Expenses
    General and administrative                                     277,817         262,458
    Research and development                                       203,081          83,986
    Financial                                                        3,869           9,764
                                                              ------------    ------------
                                                                   484,767         356,208
                                                              ------------    ------------
Net Earnings (Loss)                                           $   (177,453)   $   (285,606)
                                                              ============    ============
Basic and Fully Diluted  Earnings (Loss) Per Share (note 7)   $       0.00            0.00
                                                              ============    ============
Basic Weighted Average Number of Shares                         69,506,898      69,506,898
                                                              ============    ============

(The accompanying notes of the financial statements is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2005 and 2004


                                                Common Shares
                                                                          Additional
                                           Number of                        Paid in     Accumulated
                                            Shares            Amount        Capital         Deficit
                                          ----------------------------------------------------------

Balance, January 1, 2004                  69,506,898   $     118,162   $   6,869,184   $  (9,481,764)

Options vested for employee services              --              --          14,483              --

Net Loss                                          --              --              --        (504,709)
                                          ----------------------------------------------------------
Balance, June 30, 2004                    69,506,898   $     118,162   $   6,883,667   $  (9,986,473)
                                          ==========================================================
Balance, January 1, 2005                  69,506,898   $     118,162   $   6,894,664   $  (9,994,799)

Options vested for employee services              --              --           9,737              --

Net  earnings                                     --              --              --         307,776
                                          ----------------------------------------------------------
Balance, June 30, 2005                    69,506,898   $     118,162   $   6,904,401   $  (9,687,023)
                                          ==========================================================

(The accompanying notes of the financial statements is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004


                                                      2005          2004

Cash Flows from Operating Activities
    Net earnings (loss)                            $ 307,776    $(504,709)
    Adjustments required to reconcile net
       loss to net cash used in operating
       activities:
      Depreciation                                    57,122       58,320
      Wages and salaries paid by options               9,737       14,483
    Net Changes in Assets & Liabilities
      Accounts receivable - trade                     23,769      (20,968)
      Other receivables                               (1,751)      10,951
      Prepaid and sundry assets                       (8,972)      (2,451)
      Deferred revenue                              (669,890)     644,774
      Trade accounts payable                         (64,345)     (60,335)
      Other payables and accrued liabilities         140,504      (98,709)
      Long-term prepaid expenses                       4,400       (5,127)
      Deferred financing fees                          6,314        6,314
      Accrued severance pay                           20,327       (2,427)
                                                   -----------------------
                                                    (175,009)      40,116
                                                   -----------------------
Cash Flows from Investing Activities
      Acquisition of equipment                       (32,744)     (37,877)
                                                   -----------------------
Cash Flows from Financing Activities
      Advances from shareholder                       75,192           --
      Proceeds from issuance of Promissory Notes      23,200       11,354
      Bank indebtedness - net                        (15,012)      (2,032)
                                                   -----------------------
                                                      83,380        9,322
                                                   -----------------------
Net (Decrease) Increase in Cash                     (124,373)      11,561

Cash - beginning of  period                          124,854       32,538
                                                   -----------------------

Cash - end of period                               $     481    $  44,099
                                                   =======================
(The accompanying notes of the financial statements is an integral part of these statements) m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


1.    Description of Business and Going Concern

      a)    Description of Business

            m-Wise Inc. (the "Company") is a Delaware corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions and information services with internet billing capabilities.

            The Company's wholly-owned subsidiary, m-Wise Ltd., is located in Israel and was incorporated in 2000 under the laws of Israel.

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

            The Company is pursuing additional financing but there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


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

      b)    Basis of Consolidation

            The consolidated financial statements include the operations of m-Wise Inc. and its wholly-owned subsidiary. Intercompany's balances and transactions have been eliminated.

      c)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $300,000 provided by a shareholder as disclosed in note
            4. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      d)    Equipment and Depreciation

            Equipment stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

 Furniture and equipment                        6-15%          Straight-line
 Computer equipment                               33%          Straight-line
 Leasehold improvements              Straight-line over the term of the lease
m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      e)    Revenue Recognition

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

      f)    Research and Development Costs

            Research and development costs are expensed as incurred.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      g)    Use of Estimates

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

      h)    Concentration of Credit Risk

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

            The Company provides credit to its clients in the normal course of its operations. Depending on their size, financial strength and reputation, customers are given credit terms of up to 60 days. The Company carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

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

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2005 and 2004, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      j)    Earnings per Common Share

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

      k)    Impact of Recently Issued Accounting Standards

            In  December  2004,  the FASB issued  SFAS No.  153,  "Exchanges  of
            Non-monetary  Assets - an  amendment  of APB Opinion  No. 29".  This
            Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

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

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


3.    Equipment

      Equipment is comprised as follows:

                                           2005                        2004
                                        Accumulated                 Accumulated
                               Cost     Depreciation      Cost      Depreciation
                          -----------------------------------------------------
Furniture and equipment        57,747        23,170        56,412        16,924
Computer equipment        $   546,164   $   393,071   $   473,751   $   291,321
Leasehold improvements         37,684        28,953        33,749        19,735
                          -----------------------------------------------------
                          $   641,595   $   445,194   $   563,912   $   327,980
                          -----------------------------------------------------
Net carrying amount                     $   196,401                 $   235,932
                                        -----------                 -----------


4.    Advances from shareholder

      The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, the shareholder granted a credit facility of $300,000 to the Company in return for preferred class C shares as described in note 7.


5.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at June 30, 2005 and 2004, the amount of the liabilities accrued were $82,935 and $57,141 respectively. Severance pay expenses for the periods ended June 30, 2005 and 2004 were $4,688 and $550, respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at June 30, 2005 and 2004 were $46,091 and $38,895, respectively. Income earned from the deposit funds for 2005 and 2004 was immaterial.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


6.    Notes Payable

                                                                    2005          2004

Syntek Capital AG - a significant shareholder until July 2002   $  900,000   $  900,000
  DEP Technology Holdings Ltd. - a significant shareholder
  until July 2002                                                  900,000      900,000
           Accrued interest                                        107,093       45,236
                                                                -----------------------
                                                                 1,907,093    1,845,236
           Less: Current portion                                   149,200       28,200
                                                                -----------------------
                                                                $1,757,893   $1,817,036
                                                                =======================


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


7.    Capital Stock

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
        Issued and outstanding
69,506,898   Common shares (2004 - 69,506,898)   $  118,162   $  118,162
                                                 -----------------------
m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


7.    Capital Stock (cont'd)


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


      Warrants:

      In April 2000, 56,180 warrants, equivalent to 337,080 shares after the 1 to 6 forward stock split, were issued to one of the shareholders with his preferred Class "A" shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company's securities. Warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the 1 to 6 forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid in capital. The warrants for preferred Class "A" shares were converted into warrants for common shares on a 1 to 1 basis during the year.

      In January 2003, the Company issued warrants to purchase 180,441 Class "B" preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The warrants will expire in 2010.

      The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year at a ratio of 1 to 6.3828125. After the conversion, the warrants were further split at the ratio of 1 to 6 in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were warrants to purchase 7,025,788 shares outstanding.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


7.    Capital Stock (cont'd)

      Capital Stock:

      In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the 1 to 6 forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities and Exchange Commission. In November 2003 it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

      In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

      On November 19, 2003, the Company, in accordance with the holders, agreed to convert all the 268,382 Class "A", 489,456 Class "B" and 6,315,258 Class "C" preferred shares into common shares. Following the conversion, the Company granted a 1 to 6 forward stock split of its common shares. The conversion has been recorded prospectively in the consolidated financial statements, while the forward stock split has been recorded retroactively.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2005, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2005, 38,256 options under the Israel 2003 share option plan were not yet granted.

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


7.    Capital Stock (cont'd)

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

Year ended December 31, 2001   $              9,000
Year ended December 31, 2002                     --
Year ended December 31, 2003                384,889
Year ended December 31, 2004                 25,480

                               $            419,369

      The following table summarizes the activity of common stock options during 2005 and 2004:


                                                                                          2005             2004
                                                     Israel        International         Israel       International
-------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of period                   18,455,850        25,361,094        18,455,850        25,361,094
   Granted                                                 --                --                --                --
   Exercised                                               --                --                --                --
   Preferred stock options converted to
   common                                                  --                --                --                --
   Cancelled                                               --                --                --                --

Outstanding, end of period                         18,455,850        25,361,094        18,455,850        25,361,094

Weighted average fair value of common stock
options granted during the period            $             --  $             --  $             --  $             --

Weighted average exercise price of common
stock options, beginning of period           $           0.0   $           0.0   $           0.0   $         0.0017

Weighted average exercise price of common
stock options granted in the period          $             --  $             --  $             --  $             --

Weighted average exercise price of common
stock options, end of period                 $              0.0$              0.0$              0.0$         0.0017

Weighted average remaining contractual
life of common stock options                            6 years           8 years           7 years         9 years
                                             ----------------------------------------------------------------------

m-Wise, Inc.
Notes to Financial Statements
June 30, 2005 and 2004


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

      The Company has deferred income tax assets as follows:

                                                        2005         2004

      Deferred income tax assets
        Non-capital losses carried forward      $      2,310,000   2,500,000
        Valuation allowance for
          deferred income tax assets                  (2,310,000) (2,500,000)
                                                -----------------------------
                                                $            --          --
                                                =============================


      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As at June 30, 2005, the Company has approximately $9,200,000 of tax losses carried forward in the parent company and no tax losses carried forward in the Israeli subsidiary. The loss carryforward, if not utilized, will expire in twenty years commencing from December 31, 2021 to December 31, 2024.


9.    Related Party Transactions

      During the period, the Company incurred directors consulting fees and salaries in the amount of $110,000 (2004, $120,000). At June 30, 2005 and
      2004, $462,000 and $256,000, respectively, was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


10.   Major Customers

      In the six months ended June 30, 2005, the Company had one major customer in Asia which primarily accounted for 63% of the total revenue.


11.   Commitments

      The company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payment exclusive of taxes, insurance, and maintenance costs under the lease is $42,000.


12.   Subsequent Events

      a)    On July 29, 2005,  the Company  registered  for  issuance  5,000,000 common shares for $500,000, to be issued to the Chief Financial Officer as compensation for services rendered.

      b)    On July 29, 2005, 728,969 stock options were exercised as follows:

            Israel 2001 share option plan                            112,518

            Israel 2003 share option plan                            419,711

            International 2003 share option plan                     196,740
                                                                     -------

            Total                                                    728,969
                                                                     =======

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise , which could impair our ability to raise capital;
(d) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers, and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are requires to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004.

REVENUES

License fees and products. Revenues from license fees and products increased 3,291% to $1,142,938 for the six months ended June 30, 2005 from $33,708 for the same period in 2004. The increase primarily consisted of $1,026,850 revenues derived from our contract with First Advanced Multi-Media Entertainment.

Revenue share. Revenues from revenue share increased 739% to $64,689 for the six months ended June 30, 2005 from $7,709 for the same period in 2004.

Customer services and technical support. Revenues from customer services and technical support increased 116% to $416,155 for the six months ended June 30, 2005 from $192,261 for the same period in 2004. The increase primarily consisted of revenues from ongoing customers who were not our customers during the first six months of 2004.


Cost of revenues

Cost of revenues increased 654% to $357,373 for the six months ended June 30, 2005 from $47,374 for the same period in 2004. This increase was primarily due to higher revenues from License fees and products and revenues from customer services and technical support.

Operating expenses

Research and development. Research and development expenses increased 156% to $355,528 for the six months ended June 30, 2005 from $138,975 for the same period in 2004. This increase was primarily due to a $165,666 increase in payroll and related expenses and a $52,170 government grant received during the six months ended June 30, 2004. The increase in payroll and related expenses was primarily due to an increase in the number of employees involved in research and development from 6 on June 30, 2004 to 11 on June 30, 2005. Research and development expenses, stated as a percentage of revenues, decreased to 22% for the six months ended June 30, 2005 from 59% for the same period in 2004.

General and administrative. General and administrative expenses increased 8% to $584,584 for the six months ended June 30, 2005 from $541,373 for the same period in 2004. This increase was primarily due to a $101,165 increase in marketing expenses, partially offset by a $53,335 decrease in travel expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 36% for the six months ended June 30, 2005 from 232% for the same period in 2004.

Financing expenses

Financing expenses. Our financing expenses increased 74% to $18,521 for the six months ended June 30, 2005 from $10,665 for the same period in 2004.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $481 as of June 30, 2005 and $124,854 as of December 31, 2004. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of June 30, 2005, $75,192 is outstanding under the credit line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

Other than the said credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

      Operating activities. For the six months ended June 30, 2005 we used $175,009 of cash in operating activities primarily due to a $669,890 decrease in deferred revenues, partially offset by our net earnings of $307,776 and a $140,504 increase in other payables and accrued liabilities. In the same period in 2004, we generated $40,116 of cash in operating activities primarily due to a $644,774 increase in deferred revenues partially offset by our net loss of $504,709 and a $98,709 decrease in other payables and accrued liabilities.


Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.


      For the six months ended June 30, 2005, net cash used in investing activities was $32,744 consisting of an investment in equipment. In the same period in 2004 net cash used in investing activities was $37,877 consisting of an investment in equipment.

      For the six months ended June 30, 2005, net cash provided by financing activities was $83,380 primarily due to a $75,192 increase in advances from shareholder. In the same period in 2004, net cash provided by financing activities was $9,322 due to a $11,354 increase in notes payables partially offset by a $2,032 decrease in bank indebtedness.


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

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On July 29, 2005, the Company issued to the Chief Financial Officer 5,000,000 common shares as compensation for services rendered. The Company has determined that the value of the 5,000,000 shares is $500,000 based on the closing stock price on the date of authorization (June 21, 2005).

On July 29, 2005, options to purchase 728,969 shares were exercised.

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

-------------
*Filed herewith.

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

                                   m-Wise, INC.
                                  (Registrant)

Date:  August 11, 2005        /s/ Shay Ben-Asulin
                              --------------------------------------
                              Name: Shay Ben-Asulin
                              Title: Chairman