Form 10QSB
period 2005-09-30
M WISE INC
filed 2005-11-14
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2005

      [ ]   Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _____________ to ______________

                        Commission File Number 333-106160

                                  m-Wise, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                              11-3536906
            --------                                         -------------------
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

                                  Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, as of November 14, 2005 was 110,986,643.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]
                                  m-Wise, INC.
                                TABLE OF CONTENTS

                                                                           Page
PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
            Unaudited Balance Sheet as of September 30, 2005                2
            Unaudited Statements of Operations for the Three Months
               Ended and Nine Months Ended September 30, 2005 and 2004      3
            Unaudited Statements of Cash Flows for the Nine Months
               Ended September 30, 2005 and 2004                            5
            Notes to Unaudited Financial Statements                         6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 3.  Controls and Procedures                                            22

PART II
OTHER INFORMATION

Item 1   Legal Proceedings                                                  23
Item 2   Changes in Securities and Small Business                           23
         Issuer Purchases of Equity Securities                              23
Item 3   Defaults upon Senior Securities                                    23
Item 4   Submission of Matters to a Vote of Security Holders                23
Item 5   Other Information                                                  23
Item 6   Exhibits and Reports on Form 8-K                                   23

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements















                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2005 AND 2004






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


         We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine months then ended. These interim financial statements are the responsibility of the Company's management.

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




                                                    "SF PARTNERSHIP, LLP"





Toronto, Canada                                     CHARTERED ACCOUNTANTS
November 7, 2005
m-Wise, Inc.
Balance Sheets
September 30, 2005 and 2004

                                                               2005            2004
                                                           ------------    ------------
                                     ASSETS
Current
    Cash                                                   $      9,988    $     52,827
    Accounts receivable - trade (net of allowance for           236,291         218,344
       doubtful accounts of $25,177, 2004, $17,629)
    Other receivables                                               705           2,974
    Prepaid and sundry assets                                    45,457          11,783
                                                           ------------    ------------


                                                                292,441         285,928
Long-term Prepaid Expenses                                       21,015          12,467
Equipment (note 3)                                              176,391         242,418
Deferred Financing Fees                                          28,423          41,051
                                                           ------------    ------------
                                                           $    518,270    $    581,864
                                                           ============    ============

                                   LIABILITIES
Current
    Bank indebtedness                                      $     24,307    $     15,571
    Trade accounts payable                                      148,679         215,502
    Advances from shareholder  (note 4)                         133,853            --
    Other payables and accrued liabilities                      990,338         654,820
    Billings in excess of costs on uncompleted contracts           --           396,062
    Notes payable - current portion                             166,800          71,000
                                                           ------------    ------------


                                                              1,463,977       1,352,955
Accrued Severance Pay (note 5)                                   48,520          16,238
Notes Payable (note 6)                                        1,751,893       1,790,997
                                                           ------------    ------------


                                                              3,264,390       3,160,190
                                                           ------------    ------------

                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 7)                                     $    134,307    $    118,162
Paid in Capital                                               7,397,721       6,889,881
Accumulated Deficit                                         (10,278,148)     (9,586,369)
                                                           ------------    ------------


                                                             (2,746,120)     (2,578,326)
                                                           ------------    ------------


                                                           $    518,270    $    581,864
                                                           ============    ============

               (The accompanying notes of the financial statements
                    is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Operations
Nine Months Ended September 30, 2005 and 2004


                                                           2005           2004
                                                      ------------    ------------
Net Sales                                             $  1,976,469    $  1,134,179

Cost of Sales                                              436,559         173,002
                                                      ------------    ------------

Gross Profit                                             1,539,910         961,177
                                                      ------------    ------------

Expenses
    General and administrative                           1,278,200         782,634
    Research and development                               521,601         268,068
    Financial                                               23,458          15,080
                                                      ------------    ------------

                                                         1,823,259       1,065,782
                                                      ------------    ------------

Net Loss                                              $   (283,349)   $   (104,605)
                                                      ============    ============

Basic and Fully Diluted Earnings Per Share (note 7)   $       0.00            0.00
                                                      ============    ============

Basic Weighted Average Number of Shares                 72,300,957      69,506,898
                                                      ============    ============

               (The accompanying notes of the financial statements
                    is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Operations
Three Months Ended September 30, 2005 and 2004




                                                                  2005            2004
                                                              ------------    ------------
Sales                                                         $    352,687    $    900,501

Cost of Sales                                                       79,186         125,628
                                                              ------------    ------------

Gross Profit                                                       273,501         774,873
                                                              ------------    ------------

Expenses
    General and administrative                                     693,617         241,261
    Research and development                                       166,073         129,093
    Financial                                                        4,937           4,415
                                                              ------------    ------------

                                                                   864,627         374,769
                                                              ------------    ------------

Net (Loss) Earnings                                           $   (591,126)   $    400,104
                                                              ============    ============

Basic and Fully Diluted  (Loss) Earnings Per Share (note 7)   $      (0.01)           0.01
                                                              ============    ============

Basic Weighted Average Number of Shares                         77,363,180      69,506,898
                                                              ============    ============









               (The accompanying notes of the financial statements
                    is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Stockholders' Deficit
Nine Months Ended September 30, 2005 and 2004



                                              Common Shares
                                                                      Additional
                                         Number of                     Paid in        Accumulated
                                          Shares         Amount        Capital         Deficit
                                       ------------   ------------   ------------    ------------
Balance, January 1, 2004                 69,506,898   $    118,162   $  6,869,184    $ (9,481,764)

Options vested for employee services           --             --           20,697            --

Net Loss                                       --             --             --          (104,605)
                                       ------------   ------------   ------------    ------------

Balance, September 30, 2004              69,506,898   $    118,162   $  6,889,881    $ (9,586,369)
                                       ============   ============   ============    ============

Balance, January 1, 2005                 69,506,898   $    118,162   $  6,894,664    $ (9,994,799)

Options vested for employee services           --             --           11,735            --

Shares issued for employee services       5,000,000          8,500        491,500            --

Exercise of stock options                 4,497,204          7,645           (178)           --

Net loss                                       --             --             --          (283,349)
                                       ------------   ------------   ------------    ------------

Balance, September 30, 2005              79,004,102   $    134,307   $  7,397,721    $(10,278,148)
                                       ============   ============   ============    ============









               (The accompanying notes of the financial statements
                    is an integral part of these statements) m-Wise, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004




                                                                                  2005        2004
                                                                               ---------    ---------
Cash Flows from Operating Activities
    Net loss                                                                   $(283,349)   $(104,605)
    Adjustments required to reconcile net loss to net cash used in operating activities:
       Depreciation                                                               83,084       87,863
       Employee options vested                                                    11,735       20,697
       Wages and salaries paid by issuance of shares                             500,000         --
    Net changes in assets and liabilities
       Accounts receivable - trade                                               (81,387)    (168,378)
       Other receivables                                                            (246)      12,702
       Prepaid and sundry assets                                                 (38,449)         459
       Deferred revenue                                                         (669,890)     340,276
       Trade accounts payable                                                        126       17,284
       Other payables and accrued liabilities                                    183,461     (130,011)
       Long-term prepaid expenses                                                 (6,420)      (5,168)
       Amortization of deferred financing fees                                     9,471        9,471
       Accrued severance pay                                                      32,003       (4,435)
                                                                               ---------    ---------

                                                                                (259,861)      76,155
                                                                               ---------    ---------

Cash Flows from Investing Activities
    Acquisition of equipment                                                     (38,696)     (73,907)
                                                                               ---------    ---------

Cash Flows from Financing Activities
    Advances from shareholder                                                    133,853         --
    Proceeds from issuance of Promissory Notes                                    34,800       22,438
    Bank indebtedness - net                                                        7,571       (4,397)
    Proceeds from stock options exercised                                          7,467         --
                                                                               ---------    ---------

                                                                                 183,691       18,041
                                                                               ---------    ---------

Net (Decrease) Increase in Cash                                                 (114,866)      20,289

Cash - beginning of  period                                                      124,854       32,538
                                                                               ---------    ---------

Cash - end of period                                                           $   9,988    $  52,827
                                                                               =========    =========


               (The accompanying notes of the financial statements
                    is an integral part of these statements) m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004




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

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern.

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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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
              Leasehold improvements    Straight-line over the term of the lease
m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004




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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2005 and 2004, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



3.    Equipment

      Equipment is comprised as follows:

                                                2005                 2004
                                         Accumulated          Accumulated
                                   Cost Depreciation   Cost  Depreciation
                                -----------------------------------------

      Furniture and equipm        57,747     24,737     57,550     18,467
      Computer equipment        $552,116   $415,247   $508,642   $317,216
      Leasehold improvemen        37,684     31,172     33,749     21,840
                                -----------------------------------------

                                $647,547   $471,156   $599,941   $357,523
                                -----------------------------------------
      Net carrying amount                  $176,391              $242,418
                                           --------              --------


4.    Advances from shareholder

      The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, the shareholder granted a credit facility of $300,000 to the Company in return for preferred class C shares as described in note 7. To date, the Company has drawn $133,583 on the line of credit.


5.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at September 30, 2005 and 2004, the amount of the liabilities accrued were $99,824 and $54,046, respectively. Severance pay expenses for the periods ended September 30, 2005 and 2004 were $42,864 and $874, respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at September 30, 2005 and 2004 were $51,304 and $37,808 respectively. Income earned from the deposit funds for 2005 and 2004 was immaterial.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



6.    Notes Payable

                                                                              2005         2004
                                                                           ----------   ----------
Syntek Capital AG - a significant shareholder until July 2002              $  900,000   $  900,000
DEP Technology Holdings Ltd. - a significant shareholder until July 2002      900,000      900,000
Accrued interest                                                              118,693       61,997
                                                                           ----------   ----------

                                                                            1,918,693    1,861,997
Less: Current portion                                                         166,800       71,000
                                                                           ----------   ----------

                                                                           $1,751,893   $1,790,997
                                                                           ==========   ==========

      The promissory notes are unsecured, bear interest at the per annum LIBOR rate offered by Citibank North America and are repayable on December 31, 2007. Commencing January 1, 2004, the annual principal repayments are calculated as a total of 5% of the prior year's annual revenues.

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

                                                                     2005          2004
        Issued and outstanding
             79,004,102    Common shares (2004 - 69,506,898)      $ 134,307     $ 118,162
                                                                  =========     =========

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



7. Capital Stock (cont'd)


      Stock warrants and options:

      The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

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

      In January 2003, the Company issued warrants to purchase the 180,441 Class "B" preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The warrants will expire in 2010.

      The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year at a ratio of 1 to 6.3828125. After the conversion, the warrants were further split at the ratio of 1 to 6 in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were warrants to purchase 7,025,788 shares outstanding.

      Capital Stock:

      In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the 1 to 6 forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities and Exchange Commission. In November 2003, it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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

      On July 29, 2005, the Company issued 5,000,000 common shares, at par value, to its Chief Financial Officer as compensation for services rendered from September 2002 to December 2005. It was agreed upon by the parties that the fair value of such services was $500,000, of which $461,500 has been charged to wage expense and $38,500 has been included in prepaid expenses.

      Stock Options:

      In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2005, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      Under the Israel 2003 share option plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2005, 38,256 options under the Israel 2003 share option plan were not yet granted.

      In the quarter ended September 2005, a total of 4,497,204 common stock options were exercised by the employees.


                                      -15
m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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

               Year ended December 31, 2001             $      9,000
                  Year ended December 31, 2002                     -
                  Year ended December 31, 2003               384,889
                  Year ended December 31, 2004                25,480
                  Period ended September 30, 2005             11,735
                                                        ------------
                                                        $    431,104
                                                        ------------

      The following table summarizes the activity of common stock options during 2005 and 2004:

                                                                   2005                              2004
                                                          Israel       International       Israel          International
                                                       ------------    ------------    ----------------   ----------------
      Outstanding, beginning of period                   18,455,850      25,361,094          18,455,850         25,361,094
         Granted                                               --              --                  --                 --
         Exercised                                       (4,000,464)       (496,740)               --                 --
         Preferred stock options converted to
         common                                                --              --                  --                 --
         Forfeited                                           (3,797)         (1,404)               --                 --
                                                       ------------    ------------    ----------------   ----------------

      Outstanding, end of period                         14,451,589      24,862,950          18,455,850         25,361,094
                                                       ============    ============    ================   ================
      Weighted average fair value of common stock
      options granted during the period                $       --      $       --      $           --     $           --
                                                       ============    ============    ================   ================
      Weighted average exercise price of common
      stock options, beginning of period               $     0.0017    $     0.0017    $           0.00   $         0.0017
                                                       ============    ============    ================   ================

      Weighted average exercise price of common
      stock options granted in the period              $       --      $       --      $           --     $           --
                                                       ============    ============    ================   ================
      Weighted average exercise price of common
      stock options, end of period                     $     0.0017    $     0.0017    $           0.00   $         0.0017
                                                       ============    ============    ================   ================
      Weighted average remaining contractual life of
      common stock options                                  6 years         8 years             7 years            9 years
                                                       ============    ============    ================   ================

m-Wise, Inc.
Notes to Financial Statements
September 30, 2005 and 2004



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

      The Company has deferred income tax assets as follows:

                                                                      2005              2004
        Deferred income tax assets
          Non-capital losses carried forward                     $  2,460,000        2,500,000
          Valuation allowance for deferred income tax assets       (2,460,000)      (2,500,000)
                                                                 ------------       -----------
                                                                 $         --               --
                                                                 ============       ===========

      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As at September 30, 2005, the Company has approximately $9,900,000 of tax losses carried forward in the parent company and no tax losses carried forward in the Israeli subsidiary. The loss carryforward, if not utilized, will expire in twenty years commencing from December 31, 2021 to December 31, 2024.

9.    Related Party Transactions

      During the period, the Company incurred directors consulting fees and salaries in the amount of $165,000 (2004, $180,000). At September 30, 2005 and 2004, $512,000 and $302,000 respectively, was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

10.   Major Customers

      In the nine months ended September 30, 2005, the Company had one major customer in Asia which accounted for 57% of the total revenue.


11.   Commitments

      The Company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payments exclusive of taxes, insurance, and maintenance costs under the lease are $31,500. In addition, the Company is committed under operating vehicle leases as follows:

                 Twelve months ended September 30, 2006   $      89,000
                 Twelve months ended September 30, 2007          66,000
                 Twelve months ended September 30, 2008          21,000
                                                          -------------

                                                          $     176,000


12.   Subsequent Events

      On October 10, 2005, $31,982,541 stock options were exercised as follows:

                 Israel 2001 share option plan                  196,922
                 Israel 2003 share option plan                7,974,740
                 International 2003 share option plan        23,810,879
                                                          -------------

                  Total                                      31,982,541
                                                          -------------







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise , which could impair our ability to raise capital; (d) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers, and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are required to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES

License fees and products. Revenues from license fees and products increased 107% to $1,251,438 for the nine months ended September 30, 2005 from $605,000 for the same period in 2004. The increase primarily consisted of $1,135,350 revenues derived from our contract with First Advanced Multi-Media Entertainment.

Revenue share. Revenues from revenue share increased 578% to $102,637 for the nine months ended September 30, 2005 from $15,143 for the same period in 2004. The increase primarily consisted of revenues from current customers who were not our customers during the first nine months of 2004 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 21% to $622,394 for the nine months ended September 30, 2005 from $514,036 for the same period in 2004. The increase primarily consisted of revenues from ongoing customers who were not our customers during the first nine months of 2004.

Cost of revenues

Cost of revenues increased 152% to $436,559 for the nine months ended September 30, 2005 from $173,002 for the same period in 2004. This increase was primarily due to higher revenues from License fees and products and revenues from customer services and technical support.

Operating expenses

Research and development. Research and development expenses increased 95% to $521,601 for the nine months ended September 30, 2005 from $268,068 for the same period in 2004. This increase was primarily due to a $218,414 increase in payroll and related expenses and a $52,170 government grant received during the nine months ended September 30, 2004. The increase in payroll and related expenses was primarily due to an increase in the number of employees involved in research and development from 7 on September 30, 2004 to 10 on September 30, 2005 and from the restorment of salaries of some of the employees. Research and development expenses, stated as a percentage of revenues, increased to 26% for the nine months ended September 30, 2005 from 24% for the same period in 2004.

General and administrative. General and administrative expenses increased 63% to $1,278,200 for the nine months ended September 30, 2005 from $782,634 for the same period in 2004. This increase was primarily due to a $461,500 wage expense due to common shares issued for services rendered and a $110,725 increase in marketing expenses, partially offset by a $49,386 decrease in travel expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 65% for the nine months ended September 30, 2005 from 69% for the same period in 2004.

Financing expenses

Financing expenses. Our financing expenses increased 56% to $23,458 for the nine months ended September 30, 2005 from $15,080 for the same period in 2004.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $9,988 as of September 30, 2005 and $124,854 as of December 31, 2004. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with

Miretzky Holdings Limited. As of September 30, 2005, $133,853 is outstanding under the credit line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

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

      Operating activities. For the nine months ended September 30, 2005 we used $259,861 of cash in operating activities primarily due to a $669,890 decrease in deferred revenues and our net loss of $283,349, partially offset by $500,000 wages and salaries paid by issuance of shares and a $183,461 increase in other payables and accrued liabilities. In the same period in 2004, we generated $76,155 of cash in operating activities primarily due to a $340,276 increase in deferred revenues, partially offset by a $168,378 increase in accounts receivables and a $130,011 decrease in other payables and accrued liabilities.


Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.


      For the nine months ended September 30, 2005, net cash used in investing activities was $38,696 consisting of an investment in equipment. In the same period in 2004 net cash used in investing activities was $73,907 consisting of an investment in equipment.


      For the nine months ended September 30, 2005, net cash provided by financing activities was $183,691 primarily due to a $133,853 increase in advances from shareholder and a $34,800 increase in notes payables. In the same period in 2004, net cash provided by financing activities was $18,041 due to a $22,438 increase in notes payables partially offset by a $4,397 decrease in bank indebtedness.



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


In October 2005, options to purchase 31,982,541 shares were exercised.


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

                                            m-Wise, INC.
                                            (Registrant)

Date:  November 14, 2005                    /s/ Shay Ben-Asulin
                                            --------------------------------
                                            Name:  Shay Ben-Asulin
                                            Title: Chairman