Form 10KSB
period 2005-12-31
M WISE INC
filed 2006-03-31
CIK 1242047

FORM 10KSB

                              m-Wise INC - MWIS.OB

                Filed: March 30, 2006 (period: December 31, 2005)



                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

[X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended December 31, 2005 were $2,168,434.

         The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 29, 2006, was approximately $7,620,372. Shares of common stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of common stock outstanding as of March 30, 2006:
126,084,477.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):

Yes [X]; No [ ]

                                TABLE OF CONTENTS


        PART I

1.   Description of Business                                                1
2.   Description of Property                                                7
3.   Legal Proceedings                                                      8
4.   Submission of Matters to a Vote of Security Holders                    8

        PART II

5.   Market for Common Equity and Related Stockholder Matters               8

6.   Management's Discussion and Analysis                                  10

7.   Financial Statements                                                 F-1
8.   Changes in and
     Disagreements With Accountants on Accounting and Financial
     Disclosure                                                          F-23

8A.  Controls and Procedure                                              F-23

        PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act                   F-24
10.  Executive Compensation                                              F-26
11.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters                                     F-28
12.  Certain Relationships and Related Transactions                      F-29
13.  Exhibits                                                            F-32
14.  Principal Accountant Fees and Services                              F-32

     Signatures

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

         When used in this Annual Report on Form 10-KSB, "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

                                     PART I

Item 1. Description of Business.

BACKGROUND

         We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application platform marketed under the brand MOMA platform. A platform, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television) into the mobile networks, and through them to their customers-mobile phone users. The MOMA platform enables cellular operators and wireless application service providers to provide data and multimedia value-added services and content to their customers such as: person to person telephone calls, text messaging, ring tones, sports news and alerts, pictures and TV voting for contest shows, over wireless networks. Our platform is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications across more than 50 European and Asian networks for over 50 various internationally known content and media providers. These include applications such as games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers, through our wholly-owned UK subsidiary and its Italian, French and Spanish subsidiaries. In the second half of 2002, we ceased operating and owning hardware infrastructure in order to concentrate on licenses and installed sales of our technology, and the operations of our UK subsidiary and its European subsidiaries were discontinued. Shay Ben-Asulin and Mordechai Broudo were the directors of our wholly owned UK subsidiary. Our UK subsidiary had three wholly-owned subsidiaries: (i) m-Wise s.a.r.l. (France), which previously provided sales and customer support in France, the sole officer and director is Mordechai Broudo, our Chief Executive Officer; (ii) m-Wise S.r.l. (Italy), which previously provided sales and customer support in Italy, the sole officer and director is Shay Ben-Asulin, our Chairman and Secretary; and (iii) m-Wise Spain, S.L, which previously provided sales and customer support in Spain, the sole officer and director is Mordechai Broudo. Our Israeli subsidiary is legally active in its jurisdiction of incorporation, however, our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. The liquidation of our UK subsidiary and its subsidiaries is not likely to affect our revenues in Europe as our European clients contract directly with us, or via a channel partner.

      We operate mainly through m-Wise Ltd., our wholly-owned subsidiary in Israel. The officers of our Israeli subsidiary are Mordechai Broudo, Chief Executive Officer, Shay Ben-Asulin, Chairman, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer, and the directors are

Shay Ben-Asulin and Mordechai Broudo. We currently sell our MOMA Platform directly, through potential channel partners and through regional representative in Taiwan, Philippines Colombia, Brazil and the USA.


INDUSTRY BACKGROUND

GROWING MARKET FOR VALUE-ADDED SERVICES.

      The wireless communications market primarily consists of cellular telephone networks, but also includes pagers, personal digital assistants, and private mobile networks such as those used by utility companies and delivery services. Value added services constitute significant additional revenue sources for wireless networks and wireless application service providers (WASPs), and have become essential components of cellular services in only a few years. This has been documented by industry analysts and journalists, as well as by the financial reports from various cellular operators that describe data services as a growing percentage of the carriers' revenues.

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

X Community services such as chat and dating;  and

X Entertainment media, including radio stations, music and magazines.

         Our technology is referred to as middleware or a Content and Service Delivery Platform as it integrates the wireless telecommunications providers with mainstream information technology industries. Providers developing middleware technology supply a means of integrating the wireless telecommunications providers, mainstream IT, and content and media provider industries to deliver value added services to wireless subscribers. The introduction of the wireless value added services industry has put an onus on cellular operators and service providers to use their internal operational infrastructure as an externally facing, strategic service delivery platform. Wireless middleware technology seeks to form a crucial part of this platform, thus facilitating the cellular operators and service providers' efforts to connect to content partners and then deliver compelling services to their wireless subscriber base, regardless of the device used by the subscribers.

GROWING IMPORTANCE OF MIDDLEWARE

         Our MOMA Platform plays the role of content and service delivery Platform provides a centralized approach to middleware. We view the role of our middleware as central to the service offering by reducing the complexity in the supply chain. Wireless operators and wireless application service providers currently negotiate with a large number of industry players to deliver content, including access providers, payment providers, content aggregators and applications developers. We emphasize our business value as reducing service development costs for wireless operators and wireless application service providers by providing a single horizontal platform on which to build and deliver value added services, and on which to manage value added services content and billing relationships. We believe that the single middleware solution reduces the time spent negotiating with third parties to implement and run new services and then manage those agreements.

         We believe that middleware will play a central role in the wireless operator and wireless application service providers' service delivery offering. The core middleware will be installed on the operator and wireless application service provider's network to fulfill the functions of service development and management, with smaller versions of the platform installed at the operator or wireless application service providers' subsidiaries in additional geographic markets to share central sources of information. This approach lowers the costs for the operator by centralizing the processes that are currently built individually by content provider, geographic market and other criteria.

THE M-WISE STRATEGY

         We believe that we were early to recognize the role of middleware in an increasingly complex platform strategy, and that we positioned ourselves to successfully prove the capacity of our content and service delivery platform to act as middleware for wireless value added services regardless of different standards, device types and billing infrastructures. One of the ways in which we are promoting our middleware technology is by addressing wireless operators and wireless application service providers requirements for a centralized platform on which to build and manage value added services content and applications from a number of different providers. In a similar approach, we are targeting wireless application service providers in order to provide them with centralized platform on which to develop and deliver their own service offering. We believe that a strong synergy underlies for us in acquiring a mobile content provider that sells directly to consumers. With the power of our superior technology and geographical reach, a direct approach to consumers can have a tremendous effect on our revenues and profitability.

         We are always actively seeking to acquire a mobile content and content-related service provider that is generating revenues by marketing directly to consumers. The acquisition of such candidate will integrate the synergies of the mobile content provider with our MOMA platform. We believe that the acquisition of such companies coupled with our superior technology, can create the strategic synergies necessary to contribute financially to the future growth and success of the Company. We have not entered into any agreements to acquire any other entity.


PRODUCTS

         We develop , manufacture, market and support a software and hardware-based Content and Service Delivery Platform marketed under the brand MOMA Platform (MOMA is a middleware, i.e. a bundle of hardware and software parts that together provide all the functionalities described herein). The hardware consists of off the shelf products, which include an array of servers, network switches, high availability power supply and digital storage devices, that our some of customers purchase per our specifications or that we may purchase on their behalf, typically for no additional consideration other than the cost of such hardware components. Other customers may use an extension of the MOMA platform that is hosted by us, as an outsourced service for content and service delivery. The main software that runs these hardware components consists of the MOMA proprietary software code which we have developed.

In addition, we use standard off the shelf software for which we purchase licenses for our use or on behalf of our customers and freeware (such as Linux, JSP, Microsoft SQL, Checkpoint's firewall solutions, Tomcat).

         Our MOMA platform provides operators and service providers of wireless data systems an end-to end range of functionalities necessary to develop, manage and launch wireless value added services and transactions. These functionalities include, among others, the ability to:

     o Minimize the capital, commercial, training and technical requirements by providing a common platform for the operator or wireless application service provider's IT, marketing, customer care and billing departments to manage current and next-generation wireless value added services;

     o Minimize costs by providing a common platform for all third-party content and service providers to connect and bill through the operator or wireless application service provider's wireless network;

     o Increase value added services revenues by accelerating the time to market for third-parties, and by increasing the number of content providers, media companies and other enterprises able to enter the wireless value added services market;

     o Centralize and itemize the operator or wireless application service provider's reporting and billing for all value added services by third party, delivery channel (e.g. SMS, MMS or other) or billing mechanism (e.g. premium messaging, IVR, pre-paid data-card or other); and

     o Mitigate many typical problems, such as real-time billing, anti-spam policies, itemized value added services billing and adequate customer support, through the delivery of a live window and centralized controls for all value added services, billing modules and third-party providers.

     o Manage and deliver mobile oriented content catalogues and adapt such content to the large variety of mobile handsets by automatically identifying handset while downloading the content and transcoding the content to comply with handsets' specifications

     o Allow third parties to customized presentation layers such as web and WAP interface to display content and applications and link value added services with such IP based interfaces

One example of how our middleware or MOMA platform works is as follows:

     (i) a consumer watching television sees an advertisement inviting the consumer to purchase and download a new ring tone for their cellular phone, by sending a SMS via their cellular phone;

     (ii) our customer, the mobile operator, will then send back to the consumer a SMS or a WAP Push message, redirecting them to a download site on the Internet, where the consumer may retrieve the requested ring tone.

To enable this type of service a middleware, such as our MOMA Platform is required:

     (a) the platform receives the consumer's SMS from the network, in this case the request to download a certain ring tone;

     (b) the platform then composes the response SMS to the consumer;

     (c) the platform hosts the download site for the new ring tone and enables the mobile operator to monitor the response to the advertisement offering the new ring tone in real time;

     (d) the platform identifies the type of handset approaching for the ringtone download and adapt to selected ringtone to the given handset prior to the download event by such handset

     (e) the platform enables the mobile operator to issue a variety of reports regarding its services, including revenue breakdown, billing and settlement;

     (f) the platform enables our client to modify the content of their services, i.e. edit language of messages, add new content items for sale; and

     (g) the platform interfaces with the mobile operator's network and can flexibly determine the billing and pricing arrangement between the consumer and mobile operator.

         The functions described above are performed by the MOMA Plaform proprietary code that we have developed, which requires standard operating systems and hardware (mainly servers) to operate.

         We provide our customers with various services, such as standard-level product support and maintenance, product upgrades (typically at an annual fee of 15% of initial license price), and remote management and service monitoring, that are priced separately. The MOMA Platform software is designed to enable its users to customize and manage certain aspects of the product, such as the "look and feel" of the user interface, the language of the user interface, and the connection of the MOMA Platform to external services. Further customization, when required, is also priced in addition to the license fee.

         Our MOMA Platform, embodied in hardware and software technology, provides operators of mobile data systems the capability to offer the above services and other interactive content services. Our technology facilitates necessary billing and customer service functions and interfaces with commercially available media content.

CUSTOMERS

         Our current wireless data customers include prominent global wireless application service providers and wireless operators. For 2002, 36% of our revenues were derived from our contract with one customer and 73% with three customers. For the year ended December 31, 2002, iTouch Plc represented 36% of our sales; Comtrend Corporation represented 25% of our sales and Vodafone Omnitel represented 12% of our sales. For the year ended December 31, 2003, iTouch Plc represented 78% of our sales. For the year ended December 31, 2004, Unefon S.A., represented 54% of our sales. For the year ended December 31, 2005, First Advanced Multi-Media Entertainment represented 52% of our sales.

         None of our customers are affiliated with us, our subsidiaries, or any of our officers, directors or principal shareholders.

SALES CHANNELS

         We primarily operate through regional sales representatives to distribute and sell our products on a project by project basis. For example, we recently made a joint approach with a local Brazilian vendor to one of the major wireless application service providers in Brazil as a response to an RFP (request for proposal) issued by the said WASP for a content management and service delivery system, which is one of the core and proprietary components of our MOMA platform. The response and the commercial proposal were submitted through the local vendor, who assisted in all the needed coordination and negotiations with the Brazilian customer and will also serve as our local representative once an agreement is signed. Such regional sales representative typically receives 10% - 20% of the net revenues received by m-Wise against the projects that were acquired through them.

RESEARCH AND DEVELOPMENT

         We devote significant resources to research and development. In January 2003 we were jointly awarded with Hewlett Packard an SIIRD Grant
(Singapore-Israel Research and Development Foundation government grant of $186,343 USD) to upgrade the MOMA platform to support MMS and J2ME (Java technology for wireless applications) for wireless carriers in the Far East.

         This grant was funded during the years ended December 31, 2003 and 2004 and is reflected in our financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the years ended December 31, 2003 and 2004 we expended $282,845 and $295,996, respectively, on research and development activities. During the year ended December 31, 2005, we expended $534,933 on research and development activities.

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

EMPLOYEES

         Along with our subsidiary we employ an aggregate of 15 employees, including our officers. Three employees (Messrs. Broudo, Ben-Asulin and Kabazo) are employed by m-Wise and 12 employees are employed by m-Wise Israel, one of whom also provide his services to us (Mr. Lewin). All employment agreements with officers and directors are described under the caption "Executive Compensation". We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

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

         We anticipate that managing potential growth during 2006-2007 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

         Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We typically fund our ongoing severance obligations for our Israeli employees by making monthly payments for managers' insurance policies and severance funds.

         Israeli law provides that employment arrangements with employees who are not in senior managerial positions or positions who require a special degree of personal trust, or whose working conditions and circumstances do not facilitate employer supervision of their hours of work, must provide for compensation which differentiates between compensation paid to employees for a work week (as defined under Israeli law) or for maximum daily work hours and compensation for overtime work. The maximum number of hours of overtime is limited by law. Certain of our employment compensation arrangements are fixed and do not differentiate between compensation for regular hours and overtime work. Therefore, we may face potential claims from these employees asserting that the fixed salaries do not compensate for overtime work, however, we do not believe that these claims would have a material adverse effect on us.

Item 2. Description of Property.

         Our offices are located at 3 Sapir Street, Herzeliya Pituach, Israel 46852, in leased office space of approximately 300m2, which we believe is adequate for our current and future operating activities. Our monthly rent is $4,000.

Item 3. Legal Proceedings.

         We are currently not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted for stockholders' vote during the fiscal year 2005.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON STOCK

         As of March 30, 2006 there were 29 record owners of our common stock, which on March 1, 2005 started trading on the OTC Bulletin Board under the symbol "MWIS".

         Sets forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.


--------------------  ---------------------  ----------------------------
Quarter Ending                 High                 Low
--------------------  ---------------------  ----------------------------
3/31/05                        $0.72               $0.15
--------------------  ---------------------  ----------------------------
6/30/05                        $0.46               $0.10
--------------------  ---------------------  ----------------------------
9/30/05                        $0.30               $0.10
--------------------  ---------------------  ----------------------------
12/31/05                       $0.25               $0.12
--------------------  ---------------------  ----------------------------


On March 29, 2006, the closing bid price of the Company's common stock was $0.14 per share.

         There are currently outstanding warrants for the purchase of 17,889,174 shares of common stock and 5,815,305 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of March 30, 2006, 126,084,477 shares of common stock are issued and Outstanding. There are 106,170,410 shares of common stock or common stock equivalents which can be resold in the public market in reliance upon the safe harbor provisions of Rule 144, subject to certain volume limitations.

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

         The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of March30, 2006.

                   Number of securities
                 Number of securities to be                  remaining available under
                  issued upon exercise of     Weighted-average exercise     equity compensation plans
                   outstanding options,         price of outstanding          (excluding securities
                   warrants and rights      options, warrants and rights    reflected in column (a))
    Plan category             (a)               (b)                (c)
------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security holders       23,704,479            $0.1021              41,928
------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 0            $    --                   0
------------------------------------------------------------------------------------------------------
      Total                         23,704,479            $0.1021              41,928
------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

            On December 22, 2005, we entered into a Termination and Release Agreement with Syntek capital AG ("Syntek"). The Company had issued a promissory note dated July 22, 2002 (the "Note") in favor of Syntek. Pursuant to the Termination and Release Agreement, Syntek agreed to accept shares of common stock and warrants in exchange for the cancellation of the Note and an extinguishments of all other obligations other than as set forth in the Termination and Release Agreement, which had a balance of $967,787 as of December 22, 2005. We issued Syntek an aggregate of 5,561,994 shares of its common stock and warrants to purchase 5,263,158 shares of its Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.174 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005..The issuance was made pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         On February 2, 2006, we entered into a Termination and Release Agreement with DEP Technology Holdings Ltd. ("DEP"). We had issued a promissory note dated July 22, 2002 (the "Note") in favor of DEP. Pursuant to the Termination and Release Agreement, DEP agreed to accept shares of common stock and warrants in exchange for the cancellation of the Note and an extinguishments of all other obligations other than as set forth in the Termination and Release Agreement, which had a balance of $967,787 as of December 22, 2005. We issued DEP an aggregate of 5,561,994 shares of its common stock and warrants to purchase 5,263,158 shares of its Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.174 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005.. The issuance was made pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 6. Management's Discussion and Analysis.

OVERVIEW

         We were incorporated in February 2000 and commenced operations immediately thereafter. We initially primarily provided pan-European wireless application service provider operations by hosted MOMA Platform services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. Altogether we were enabling delivery and billing of value added data services to over 100 million wireless users by our clients, such as content and media providers, advertising agencies and entertainment companies.

         We gained strong credibility and experience as a wireless application service provider during calendar 2000 and 2001, while we continued to build and develop our wireless middleware product. The wireless application service providers' operations provided us the ability to commercially test our product across multiple geographic and vertical markets, to test our Platform's management of multiple applications and services across various operators and partners, and to test our time-to-market and cost efficiencies in developing value added services using different protocols for the transmission of data and methods of user service interactions (e.g. SMS, IVR and J2ME). SMS, which stands for Short Messaging Service, is built into all GSM cellular phones and enables subscribers to send and receive text messages of up to 160 characters. IVR, which stands for Interactive Voice Response, is utilized, among others, for billing certain value added services using premium-rate fixed-line phone systems. J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device's native capabilities. However, we lacked sufficient financial and management resources to dominate the pan-European wireless application service providers market and achieve profitability. During the year ended December 31, 2001 we had no revenues and a net loss of $4,442,913. By December 31, 2001 we had invested $569,389 in equipment and had capital and lease costs of $84,414.

         Due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002 our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd, and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. As of November 11, 2003 we invested $3.2 million in the UK subsidiary and its subsidiaries. The operations of those subsidiaries were accounted for as discontinued operations in the financial statements.

         Our shift away from hosted wireless application services using our platform enabled us to focus more on the core middleware benefits of our technology in fiscal 2002. This shift toward installed platforms also coincided with growing interest, as documented by wireless industry analysts, among cellular operators and service providers for wireless middleware's capability to support strategic service delivery.

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

         In fiscal year 2004 we have followed the market evolution with respect to the enhanced ability to deliver downloadable content directly to mobile phones and invested significant research and development efforts to comply with such new market trends. We have substantially improved the MOMA platform mobile content management abilities, especially with respect to content adaptation to a growing number and types of mobile handsets, and connectivity between the MOMA platform and content presentation layers such as Internet and WAP interfaces. We have also been able to conclude sales agreements with new wireless operators and wireless application service provider clients and at the same time improve our product positioning in the market.

         In fiscal year 2005 we have continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services and the continuous development of wireless handsets and their ability to present higher levels of multi media. We have therefore invested significant research and development efforts in complying with these changes and indeed the delivery of enhanced mobile entertainment services became a central part of the MOMA platform functionalities. We have also identified a growing trend in the market that changes the way potential wireless operators and application service provider customers acquire mobile entertainment platform functionalities. We have identified that many potential customers prefer to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model). We have therefore invested significant funds and efforts in the infrastructure that is required for this ASP model. Indeed many of the customers that we acquired in 2005 chose to use the hosted license model and this also had an influence on our cash-flow as the business model of such model is based on monthly payments of on-going license and professional service fees instead of lump-sum license fee that is typical of the customer site installed model. We believe that the hosted model is actually beneficiary to the stability of the revenues flow as although we have to waive relatively large initial fees against platform license, in the long term we are being compensated in steady and growing streams of monthly revenues.

Revenues

         We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues was limited to support fees.) Our growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. Our revenues grew from $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004 and to $2,168,434 in the year ended December 31, 2005, Management believes that our efforts to refocus our resources towards building relationships with OEMS may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

         When we license our MOMA platform solutions to our customers we generate revenues by receiving a license payment, ongoing support fees which are typically 15% of the annual license payment, and professional service fees which are generated from our customers request for additional training, IT administration and tailoring of our products for their specific needs. When we license our products to our customers we install our product at a location specified by our client. We also derive revenue through our hosted services, whereby we enable customers to remotely use features of our MOMA platform (such as a mobile content sales and delivery service for ring tones and color images), which is installed and hosted at our location, and receive a set-up fee for launching the services for them, as well as a portion of our customer's revenues generated through our platform. When we provide hosted services we maintain the MOMA platform at our location on behalf of our customer.

         Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2005, approximately 52% of our sales were derived from sales to one non-affiliated customer (First Advanced Multi-Media Entertainment). In the year ended December 31, 2004, approximately 54% of our sales were derived from sales to another customer (Unefon S.A.).

         Geographical breakdown. We sell our products primarily to customers in Europe and the Far East. For the year ended December 31, 2005, we derived 54% of our revenues from sales in the Far East, 35% of our revenues from sales in Europe and 11% from sales in America. Of these revenues 99% were derived from sales by the company and 1% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2004, we derived 55% of our revenues from sales in North America and 40% of our revenues from sales in Europe. Of these revenues, 88% were derived from sales by the company and 12% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2003, we derived 97% of our revenues from sales in Europe and 3% of our revenues from sales in the Far East. Of these revenues, 97% were derived from sales by the company and 3% of our revenues were derived from sales by our subsidiary. Sales in North America declined, as we did not succeed in acquiring new customers in that region. We did not lose any customer in the region, and continued to generate revenues, though marginal, from customers we acquired in previous years.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues

         License fees and products. Revenues from license fees and products increased 73% to $1,251,438 for the year ended December 31, 2005 from $721,926 for the same period in 2004. The increase primarily consisted of $1,135,350 of revenues derived from our contract with First Advanced Multi-Media Entertainment.

         Revenue share. Revenues from revenue share increased 392% to $131,560 for the year ended December 31, 2005 from $26,752 for the same period in 2004.

         Customer services and technical support. Revenues from customer services and technical support increased 25% to $767,078 for the year ended December 31, 2005 from $612,377 for the same period in 2004. The increase primarily consisted of revenues from ongoing customers who were not our customers during 2004.

Cost of revenues

         License fees and products. Cost of license fees and products increased 348% to $286,959 for the year ended December 31, 2005 from $64,000 for the year ended December 31, 2004. This increase was primarily due to higher revenues from License fees and products.

         Customer services and technical support. Cost of customer services and technical support increased 47% to $354,455 for the year ended December 31, 2005 from $241,572 for the year ended December 31, 2004. This increase was primarily due to higher revenues from customer services and technical support.

Operating expenses

         Research and development. Research and development expenses increased 81% to $534,933 for the year ended December 31, 2005 from $295,996 for the year ended December 31, 2004. This increase was primarily due to a $229,102 increase in payroll and related expenses and a $52,170 decrease in government grant received, partially offset by a $34,550 decrease in travel expenses. Research and development expenses, stated as a percentage of revenues, increased to 25% for the year ended December 31, 2005 from 22% year ended December 31, 2004.

         General and administrative. General and administrative expenses increased 34% to $1,563,174 for the year ended December 31, 2005 from $1,166,781 for the year ended December 31, 2004. This increase was primarily due to a $500,000 wage expense due to common shares issued for services rendered and a $73,117 increase in rent expenses, partially offset by a $46,017 decrease in travel expenses and a $32,291 decrease in communications expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 72% for the year ended December 31, 2005 from 86% for the year ended December 31, 2004.

Financing income and expenses

         Financing income. Our Financing income decreased 9,836% to $40 for the year ended December 31, 2005 from $2,442 for the same period in 2004.

         Financing expenses. Our financing expenses increased 11% to $73,645 for the year ended December 31, 2005 from $66,182 for the same period in 2004.

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

         Customer services and technical support. Revenues from customer services and technical support increased 220% to $612,377 for the year ended December 31, 2004 from $191,471 for the same period in 2003. The increase primarily consisted of revenues from ongoing customers who were not ourcustomers during 2003.

Cost of revenues

         License fees and products. Cost of license fees and products increased 223% to $64,000 for the year ended December 31, 2004 from $19,793 for the year ended December 31, 2003. This increase was primarily due to higher revenues from License fees and products.

         Customer services and technical support. Cost of customer services and technical support increased 126% to $241,572 for the year ended December 31, 2004 from $106,840 for the year ended December 31, 2003. This increase was primarily due to higher revenues from customer services and technical support.

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


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $573 as of December 31, 2005 and $124,854 as of December 31, 2004. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of December 31, 2005, $280,403 is outstanding under the credit line. The credit line is for $300,000. The credit line has no termination date and does not provide for interest payments.

         For the year 2006 we have entered into an equity line credit agreement with Dutchess Private Equities Fund, LP ("Dutchess"). Pursuant to this Credit Agreement, Dutchess shall commit to purchase up to $10,000,000 of the Company's Stock over the course of 36 months ("Line Period"), after a registration statement of has been declared effective ("Effective Date"). The amount that we shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the averaged daily volume (U.S market only) ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we will not be entitled to deliver another Put Notice. We may receive up to $10,000,000 in connection with drawdowns under the Equity Line. We intend to use such proceeds for working capital, including potential acquisitions. We have not entered into any agreements to acquire any other entity.

         Other than the said credit line agreement we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

         Operating activities. For the year ended December 31, 2005 we used $494,943 of cash in operating activities primarily due to our net loss of $644,692 and a $656,090 decrease in deferred revenues, partially offset by $500,000 wages and salaries paid by issuance of shares and a $189,688 increase in other payables and accrued liabilities. For the year ended December 31, 2004 we generated $134,031 of cash in operating activities primarily due to a $614,104 increase in deferred revenues, partially offset by our net loss of $513,034.

Investing and financing activities.

         Property and equipment consist primarily of computers, software, and office equipment.

         For the year ended December 31, 2005, net cash used in investing activities was $55,885 consisting of an investment in equipment. For the year ended December 31, 2004, net cash used in investing activities was $82,817 consisting of an investment in equipment.

         For the year ended December 31, 2005, net cash provided by financing activities was $426,547 due to a $291,265 increase in advances from shareholders and a $75,141 increase in notes payables. For the year ended December 31, 2004, net cash provided by financing activities was $41,102 due to a $44,334 increase in notes payables, partially offset by a $3,232 decrease in bank indebtedness.

Market Risk

         We do not currently use financial instruments for trading purposes and do not currently hold any derivative financial instruments that could expose us to significant market risk.

Corporate Tax Rate

         Our net operating loss carry-forwards in the United States for tax purposes amount approximately $10.2 million as of December 31, 2005.

Impact of Inflation and Currency Fluctuation

         Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2005, 38% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the US Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

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

Item 7. Financial Statements.

                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                    CONTENTS

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity                            F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
m-Wise, Inc.

         We have audited the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                           "SF PARTNERSHIP, LLP"



Toronto, Canada                                            CHARTERED ACCOUNTANTS
March 13, 2006
m-Wise, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

                                                                                          2005              2004
                                                          ASSETS
Current
    Cash and cash equivalents                                                        $        573      $   124,854
    Accounts receivable - trade (net of allowance for
       doubtful accounts of $52,327; 2004 - $42,450)                                      153,034          154,904
    Prepaid and sundry assets                                                              10,899            7,467
                                                                                     ------------      -----------
                                                                                          164,506          287,225
Long-Term Prepaid Expenses                                                                 22,297           14,595
Equipment (note 3)                                                                        165,915          220,779
Deferred Financing Fees                                                                    25,266           37,894
                                                                                     ------------      -----------
                                                                                     $    377,984      $   560,493
                                                                                     ============      ===========
                                                        LIABILITIES
Current
    Bank indebtedness                                                                $    11,068       $    16,736
    Trade accounts payable                                                                 94,904          148,553
    Other payables and accrued expenses (note 4)                                          996,565          806,877
    Advances from shareholders (note 5)                                                   291,265         -
    Billings in excess of costs on uncompleted contracts                                   13,800          669,890
    Notes payable - current portion (note 6)                                              199,000           90,000
                                                                                     ------------      -----------
                                                                                        1,606,602        1,732,056
Accrued Severance Pay (note 7)                                                             58,471           16,517
Notes Payable (note 6)                                                                  1,760,034        1,793,893
                                                                                     ------------      -----------
                                                                                        3,425,107        3,542,466
                                                                                     ------------      -----------
                                                   STOCKHOLDERS' EQUITY
Capital Stock (note 8)                                                                    192,974          118,162
Paid-in Capital                                                                         7,399,394        6,894,664
Accumulated Deficit                                                                   (10,639,491)      (9,994,799)
                                                                                     ------------      -----------
                                                                                       (3,047,123)      (2,981,973)
                                                                                     ------------      -----------
                                                                                     $    377,984      $   560,493


     (The accompanying notes of the consolidated financial statements is an integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004





                                                          2005          2004

Net Sales                                             $ 2,168,434   $ 1,361,055
Cost of Sales                                             641,414       305,572
                                                      -----------   -----------
Gross Profit                                            1,527,020     1,055,483
                                                      -----------   -----------
Expenses
    General and administrative                          1,563,174     1,166,781
    Research and development                              534,933       295,996
    Financial                                              73,605        63,740
                                                      -----------   -----------
                                                        2,171,712     1,526,517
                                                      -----------   -----------
Loss Before Income Taxes                                (644,692)     (471,034)
    Income taxes                                         -               42,000
                                                      -----------   -----------
Net Loss                                              $ (644,692)   $ (513,034)
                                                      ===========   ===========
Basic Loss Per Share                                  $    (0.01)        (0.01)
                                                      ===========   ===========
Fully Diluted Loss Per Share (note 8)                 $    (0.01)        (0.01)
                                                      ===========   ===========
Basic Weighted Average Number of Shares                80,845,633    69,506,898
                                                      ===========   ===========


     (The accompanying notes of the consolidated financial statements is an integral part of these statements)
m-Wise, Inc.


Consolidated Statements of Stockholders' Equity
Period from January 1, 2004 to December 31, 2005


                                                                            Accumulated
                                              Number of                           Other         Additional
                                                 Common                   Comprehensive            Paid in       Accumulated
                                                 Shares              $             Loss            Capital           Deficit
                                         --------------    -----------   --------------      -------------   ---------------
 Balance, January 1, 2004                 69,506,898.00    $118,162.00             $--       $6,869,184.00   $ (9,481,764.00)
    Option vested for employee services              --             --              --           25,480.00                --
    Net loss                                         --             --              --                  --       (513,035.00)
                                         --------------    -----------   --------------      -------------   ---------------

 Balance, December 31, 2004               69,506,898.00    $118,162.00              --       $6,894,664.00   $ (9,994,799.00)
                                         ==============    ===========   ==============      =============   ===============

 Balance, January 1, 2005                 69,506,898.00    $118,162.00              --       $6,894,664.00   $ (9,994,799.00)
    Options vested for employee services             --             --              --           13,733.00                --
    Shares issued for employee services    5,000,000.00       8,500.00              --          491,500.00                --
    Exercise of stock options             39,007,260.00      66,312.00              --             (503.00)               --
    Net loss                                         --             --              --                  --       (644,692.00)
                                         --------------    -----------   --------------      -------------   ---------------

 Balance, December 31, 2005              113,514,158.00    $192,974.00             $--       $7,399,394.00   $(10,639,491.00)
                                         ==============    ===========   ==============      =============   ===============

     (The accompanying notes of the consolidated financial statements is an integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

                                                               2005           2004
Cash Flows from Operating Activities
    Net loss                                                $(644,692)   $(513,034)
    Adjustments required to reconcile net loss to net
       cash used in operating activities:
      Depreciation                                             110,751      118,412
      Employees stock options vested                            13,733       25,480
      Wages and salaries paid by issuance of shares            500,000         --
    Net changes in assets and liabilities
      Accounts receivable - trade                                1,871      (89,722)
      Prepaid and sundry assets                                 (3,434)       5,234
      Trade accounts payable                                   (53,650)     (49,665)
      Other payables and accrued liabilities                   189,688       22,046
      Billings in excess of costs on uncompleted contracts    (656,090)     614,104
      Long-term prepaid expenses                                (7,702)      (7,296)
      Deferred financing fees                                   12,628       12,628
      Accrued severance pay                                     41,954       (4,156)
                                                             ---------    ---------
                                                              (494,943)     134,031
                                                             ---------    ---------
Cash Flows from Investing Activities
      Acquisition of equipment                                 (55,885)     (82,817)
                                                             ---------    ---------
Cash Flows from Financing Activities
      Advances from shareholders                               291,265         --
      Proceeds from issuance of Promissory Notes                75,141       44,334
      Proceeds from stock options exercised                     65,809         --
      Bank indebtedness - net                                   (5,668)      (3,232)
                                                             ---------    ---------
                                                               426,547       41,102
                                                             ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents          (124,281)      92,316
Cash and Cash Equivalents - beginning of year                  124,854       32,538
                                                             ---------    ---------
Cash and Cash Equivalents = end of year                      $     573    $ 124,854
                                                             =========    =========




Interest and Income Taxes Paid
During the year, the company had cash flows arising from
    interest and income taxes paid as follows:
    Interest paid                                            $   1,583    $   7,226
                                                             =========    =========
    Income taxes paid                                        $      --    $      --
                                                             =========    =========


     (The accompanying notes of the consolidated financial statements is an integral part of these statements)
m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $644,692 and $513,034 respectively.

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

            The Company is pursuing additional financing, but there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

            The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

      e)    Equipment and Depreciation

            Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

            Furniture and equipment               6-15%          Straight-line
            Computer equipment                      33%          Straight-line
            Leasehold improvements    Straight -line over the term of the lease.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value. For the years ended 2005 and 2004, all uncollectible amounts have been written off and there was no further provision for doubtful accounts.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


2. Summary of Significant Accounting Policies (cont'd)

      k)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2004 and 2005, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

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

            In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


3.    Equipment

      Equipment is comprised as follows:

                                                               2005                               2004
                                                        Accumulated                        Accumulated
                                              Cost     Depreciation              Cost     Depreciation
-------------------------------------------------------------------------------------------------------
      Furniture and equipment             $ 57,852         $ 26,318          $ 57,551         $ 20,033
      Computer equipment                   371,119          240,425           514,355          343,921
      Leasehold improvements                19,344           15,657            36,945           24,118
------------------------------------------------------------------------------------------------------
                                          $448,315         $282,400          $608,851         $388,072
------------------------------------------------------------------------------------------------------
      Net carrying amount                                  $165,915                           $220,779
                                                           --------                           --------



      Depreciation expenses of $94,797 (2004 - $103,716) and $15,954 (2004 -
      $14,696) have been included in research and development, and general and administrative expenses respectively.


4.    Other Payables and Accrued Expenses
                                                         2005              2004
                                                      --------          --------
      Employee payroll accruals                       $664,886          $500,071
      Accrued payroll taxes                             45,266            14,271
      Accrued expenses                                 286,413           277,535
      Others                                              --              15,000
                                                      --------          --------


                                                      $996,565          $806,877
                                                      --------          --------


5.    Advances from Shareholders

      The advances from the shareholders are non-interest bearing and have no fixed terms of repayment.

      According to an agreement dated January 2003, a shareholder granted a credit facility of $300,000 to the Company in return for preferred class "C" shares as described in note 8. At the year end, the line of credit has an outstanding balance of $280,403.

6.    Notes Payable

                                                          2005            2004
Syntek Capital AG - a significant shareholder
    until July 2002                                    $  900,000     $  900,000
DEP Technology Holdings Ltd. - a significant
    shareholder  until July 2002                          900,000        900,000
           Accrued interest                               159,034         83,893
                                                       ----------     ----------
                                                        1,959,034      1,883,893
           Less: current portion                          199,000         90,000
                                                       ----------     ----------
                                                       $1,760,034     $1,793,893
                                                       ==========     ==========

      The promissory notes are unsecured, bear interest at the per annum LIBOR rate offered by Citibank North America. The annual principal repayments are calculated as a total of 5% of annual prior year's revenues.

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

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek") whereby the entire amount of the note payable of $900,000, plus accrued interest, will be converted into common stock of the Company on the condition that a merger under negotiation takes place. In accordance with the agreement, as the merger did not close before February 28, 2006, an additional 638,230 shares of the Company' common stock will be issued for the conversion as described in note 15.

      The agreement further required that the three founding shareholders of the Company transfer 11.25% of their shareholding in the common stock of the Company to Syntek. The transactions were finalized after the year end as per note 15.

      In addition, in accordance with the conversion agreements, the Company will issue warrants to Syntek for the purchase of up to 5,263,158 common shares of the Company at an exercise price of $0.19 per warrant.

      Subsequent to the year end as disclosed in note 15, the Company entered into the same agreement as above with DEP Technology Holdings Ltd. ("DEP") to convert its note payable plus accrued interest to common stock of the Company.

      After the above mentioned conversions and transfers are completed, each of Syntek and DEP will own 9% of the total outstanding common stock of the Company. If the warrants are exercised, their percentage ownership in the Company will increase to 13%.


7.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at December 31, 2004 and 2005, the amount of the liabilities accrued were $59,802 and $112,533 respectively. Severance pay expenses for the years ended December 31, 2004 and 2005 were $2,016 and $45,682 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at December 31, 2004 and 2005 were $43,285 and $54,062 respectively. Income earned from the deposit funds for 2004 and 2005 was immaterial.


8.    Capital Stock

        Authorized
          210,000,000      Common shares
          170,000,000      Preferred shares
                           Series "A": convertible, voting, par value of $0.0017
                                       per share
                           Series "B": 10% non-cumulative dividend, redeemable,
                                       convertible, voting, par
                                       value of $0.0017 per share
                           Series "C": 10% non-cumulative dividend, convertible,
                                       voting, par value of
                                       $0.0017 per share
                                                                2005       2004
        Issued
          113,514,158      Common shares (2004 - 69,506,898)  $192,974  $118,162
m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


8. Capital Stock (cont'd)

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

                                       2005                        2004
                               Israel   International    Israel    International
      Interest rate                 8%             8%         5%              5%
      Expected volatility          80%            80%        50%             50%
      Expected life in years         6              8          7               9


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

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares as mentioned in note 6, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of December 31, 2005, the warrants have not been converted into common shares.

      Subsequent to the year end the Company entered into a similar agreement with DEP Technology Holdings Ltd. as mentioned in note 6. The warrants were issued subsequent to the year end as per note 15.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


8. Capital Stock (cont'd)

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

      In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At December 31, 2005, the line of credit has an outstanding balance of $280,403. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

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

      On July 29, 2005, the Company issued 5,000,000 common shares, at par value, to its Chief Financial Officer as compensation for services rendered from September 2002 to December 2005. It was agreed upon by the parties that the fair value of such services was $500,000, all of which has been charged to wage expense.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2005, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


8. Capital Stock (cont'd)

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2005, 38,256 options under the Israel 2003 share option plan were not yet granted.

      In the year ended December 31, 2005, a total of 39,007,260 common stock options were exercised by the employees.

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

      Year ended December 31, 2001              $  9,000
      Year ended December 31, 2002                  --
      Year ended December 31, 2003               384,889
      Year ended December 31, 2004                25,480
      Year ended December 31, 2005                13,733
                                                --------
                                                $433,102
                                                --------


8. Capital Stock (cont'd)

The following table summarizes the activity of common stock options during 2005 and 2004:

                                                                        2005                            2004
                                                                Israel     International      Israel     International
----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                                  18,455,850     25,361,094     18,455,850    25,361,094
  Exercised                                                    (14,699,641)   (24,307,618)          --            --
  Forfeited                                                        (11,017)       (26,679)          --            --
                                                               -----------    -----------    -----------   -----------
Outstanding, end of year                                         3,745,192      1,026,797     18,455,850    25,361,094
                                                               ===========    ===========    ===========   ===========
      Weighted average exercise price of common
        stock options, beginning of year                       $    0.0017    $    0.0017    $    0.0017   $     0.0017
                                                               ===========    ===========    ===========   ===========
      Weighted average exercise price of common
        stock options granted in the year                      $        --    $        --    $        --   $        --
                                                               ===========    ===========    ===========   ===========
      Weighted average exercise price of common
        stock options, end of year                             $    0.0017    $    0.0017    $    0.0017   $   0.0017
                                                               ===========    ===========    ===========   ===========
      Weighted average remaining contractual
         life of common stock options                              6 years        8 years        7 years        9 years

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

9. Government Grants

      In prior years, the Israeli subsidiary received approximately $164,000 from a joint Israeli-Singapore government grant program. The amount was recorded as a reduction of the research and development expense incurred in the year. The maximum amount approved for the grant was $186,330, which the Company is recording on a cash basis. The Company completed the project in 2004.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


      The Israeli subsidiary is required to pay the government agency royalties in the amount of 2.5% of gross sales from the products and services being developed relating to the grant, limited to the amount of the grant. If the product is not marketable, the grant will not be repaid. As at December 31, 2005 the products have been developed but no sales have been made. As such, no amount has been paid or accrued as royalties.


10.   Income Taxes

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

      The Company has deferred income tax assets as follows:

                                                     2005              2004
Deferred income tax assets
  Net operating loss carryforwards                $ 2,558,000         2,387,500
  Valuation allowance for deferred
       income tax assets                           (2,558,000)       (2,387,500)
                                                  -----------       -----------
                                                  $      --         $      --
                                                  ===========       ===========


      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


10. Income Taxes (cont'd)

      As at December 31, 2005, the Company has approximately $10,232,000 in tax losses in the United States parent and insignificant tax losses in its Israeli subsidiary. Losses in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

                  December 31, 2020              $   909,500
                                  2021             2,398,000
                                  2022               778,000
                                  2023             5,005,000
                                  2024               581,000
                                  2025               560,500
                                                 -----------
                                                 $10,232,000
                                                 -----------


11.   Related Party Transactions

      During the year, the Company incurred directors consulting fees and salaries in the amount of $220,000 (2004 - $220,000). At the year end, $513,000 (2004 - $357,000) was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

12.   Major Customers

      In 2004, the Company had two major customers which primarily accounted for 67% of the total revenue, of which 19% was in Europe and 81% was in America. In 2005, sales to one major customer in Asia accounted for 52% of the total revenue.

13.   Segmented Information
                                            Israel        USA        Total
          Gross revenue         2005      $  18,358   $2,150,076   $2,168,434
                                2004        168,348    1,192,707    1,361,055
          Net income (loss)     2005       (83,779)     (560,913)    (644,692)
                                2004      (758,216)      245,181    (513,035)
          Total assets          2005        210,628      167,356      377,984
                                2004        318,856      241,637      560,493

      In 2005, the Company derived 54% (2004, 5%) of its revenues from sales to the Far East, 35% from sales to Europe (2004, 40%) and 11% (2004, 55%) from sales to America.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


14.   Commitments

      The Company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease is $21,000.

      In addition, the Company is committed under operating vehicle leases as follows:

                     2006             $ 87,000
                     2007               54,000
                     2008               12,000
                                      ---------
                                      $153,000
                                      ---------

      Rent expenses paid in 2005 and 2004 were $92,889 and $19,772 respectively.


15.   Subsequent Events

      a)    Exercise of Stock Options

            On March 7, 2006, 169,871 stock options under the Israel 2001 share options plan were exercised.

      b)    Stock Options Granted

            On January 12, 2006, 1,260,000 stock options under the Israel 2001 share option plan were granted at an exercise price of $0.12.

      c)    Equity Financing Agreement

            On February 10, 2006, the Company entered into an equity financing agreement with a Delaware limited partnership ("DLP"), to sell up to 20,000,000 of the Company's common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

            In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant shareholder can sell up to 30,000,000 common shares at market value.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


15. Subsequent Events (cont'd)


      d)    Conversion of Note Payable into Common Shares

            Pursuant to the December 22, 2005 agreement between the Company and Syntek Capital AG, ("Syntek"), as mentioned in note 6, the $900,000 note payable was converted into 6,200,224 common shares of the Company on March 8, 2006.

            Under the above agreement, each of the three founders of the Company are committed to transfer 11.25% of their holdings in the Company's common shares to Syntek. The transfer has not taken place yet.

            On February 2, 2006, the Company entered into an agreement with DEP Technology Holdings Ltd. ("DEP") The agreement was identical to the one with Syntek. Pursuant to this agreement, the note payable owing to the latter was converted into 6,200,224 common shares of the Company on March 8, 2006.

            Under the agreement, the three founding shareholders will transfer 11.25% of their shareholdings to DEP. To date, no shares have been transferred. In addition, as part of the agreement, the Company issued warrants to entitle DEP to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. To date no warrants have been exercised yet.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

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

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

         The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers. All officers dedicate their full business time to our operations.


------------------ --------------- --------------------------------------------
NAME               AGE             POSITION
------------------ --------------- --------------------------------------------
Mordechai Broudo   47              Chief Executive Officer & Director
------------------ --------------- --------------------------------------------
Shay Ben-Asulin    37              Chairman of the Board & Secretary
------------------ --------------- --------------------------------------------
Gabriel Kabazo     33              Chief Financial Officer
------------------ --------------- --------------------------------------------
Asaf Lewin         40              Chief Technology Officer
------------------ --------------- --------------------------------------------


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

         MR. SHAY BEN-ASULIN is one of our co-founders and has been a director since our inception. Mr. Ben-Asulin has been acting as our Secretary and Chairman of the Board of Directors since June 2001, focusing mainly on our European operations, corporate strategy and funding and product planning. Before founding m-Wise, Mr. Ben-Asulin served as the Business Development and Wireless Content Manager, from April 1999 to March 2000, of PassCall Advanced Technologies Ltd., an Israeli start-up company based in New York, focused on web-based content and applications to wireless phones. In this position, Mr. Ben-Asulin acquired extensive knowledge and expertise of the wireless communications market, and developed sales and business development channels with US cellular operators, system integrators and media companies. From January 1998 to September 1999, Mr. Ben-Asulin served as the Chief Executive Officer ofMishin Investments Ltd., a privately-owned company that promoted multinational projects and investments in the Middle East region through business alliances in Israel and countries such as Jordan, Oman, Qatar and Egypt.

         MR. GABRIEL KABAZO, CPA, has served as our Chief Financial Officer since October 2002. From August 2000 to September 2002, Mr. Kabazo was the Controller of On Track Innovations Ltd., a high-tech manufacturing company in the business of contactless smart cards traded on the NASDAQ, with several subsidiaries worldwide (North America, South Africa, Asia and Europe) and over 200 employees, where he supervised the finance and accounting activities of the various subsidiaries, the ongoing management of the accounting department, preparation m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


of budget plans, financial reports and reports to the SEC. Mr. Kabazo has led several initiatives to enhance efficiency and reduce company spending as required from market conditions and played a principal role in the preparation of On Track Innovations Ltd.'s public offering, working closely with company management, external attorneys and underwriters. From December 1997 to July 2000, Mr. Kabazo worked as a CPA, Senior Level, at Luboshitz Kasierer, one of Israels leading CPA firms. Mr. Kabazo received a Bachelors Degree in Accounting and Economics from the Faculty of Management of Tel-Aviv University in 1997, a Masters Degree in Business Administration from the Sauder School of Business of the University of British Columbia in 2006 and is a Certified Public Accountant registered in Israel since 1999.

         MR. ASAF LEWIN has served as our Chief Technology Officer since June 2001. From March 2000 to September 2000, Mr. Lewin was a co-founder and managing director at eCaddo Ltd., an Israeli start-up company in the field of scheduling/pricing solutions for online directories. From 1995 to March 2000,Mr. Lewin oversaw the development of several extensive visual reconnaissance systems at Elron Software (a wholly owned subsidiary of Elron Electronic

         Industries and a recognized global leader in the development of innovative technology products and services for advanced networking and Internet infrastructures), in the capacity of division manager. Prior to his engagement by Elron Software in 1995, Mr. Lewin was engaged by the development team at the Israeli Air Force Avionics Software Center, where he participated in numerous research and development projects in a variety of languages and development environments. He was honored with an award of excellence from the Israeli Air Force Commander for a certain project. Mr. Lewin received a Bachelors Degree (cum laude) in Aeronautical Engineering from the Israeli Technion (the Israel Institute of Technology) in 1988.

AUDIT COMMITTEE

         We do not have an audit committee. Because of our small size and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors, although we continue to seek an expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. As of March 31, 2005 there were no changes in ownership of our common stock owned by our directors, executive officers and any person who owns more than 10% of our common stock.

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

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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


              SUMMARY COMPENSATION TABLE

                    Annual Compensation ($)         Long Term Compensation
                    -----------------------         ----------------------
                                     Awards               Payouts
                                     ------         ----------------------
                                                                 Restricted    Securities
Name and                          Other    Annual                  Stock       Underlying       LTIP    All Other
Principal Position         Year   Salary   Bonus    Compensation   Awards     Options/SARs(#) Payouts  Compensation
------------------         ----   ------   -----   ------------    ------    ---------------  -------  ------------

Shay Ben-Asulin (1)        2005  $109,992
Chairman of the Board of   2004  $109,992
Directors and Secretary    2003  $109,992

Gabriel Kabazo             2005  $ 50,192                                                                $500,000
CFO                        2004  $ 50,192
                           2003  $ 49,608                         552,114
Mordechai Broudo (1)       2005  $109,992
CEO                        2004  $109,992
                           2003  $109,992

(1) The amounts shown for Messrs. Ben-Asulin and Broudo include for each $109,992 accrued but not paid in 2003, 2004 and in 2005.


OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted during the fiscal year ending December 31, 2005.

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

No options were granted in 2002.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

Israel Stock Option Plan (2003):

Inter-Content Development for the Internet Ltd. -7,457,010 options.

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

No options were granted in 2004.

         In 2006 an aggregate of 1,260,000 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

         The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 126,084,477 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.


NAME AND ADDRESS                    SHARES OWNED PERCENTAGE
Shay Ben-Asulin(1)                      14,369,344        11.4%
Mordechai Broudo(2)                     19,637,862        15.6
Miretzky Holdings Ltd. (3)              33,451,319        26.5
Gabriel Kabazo (4)                         546,678           *
Asaf Lewin(5)                            5,234,824         4.1
Inter-content Development
  for the Internet Ltd. (6)             11,164,953         8.9
Syntek capital AG (7)                   13,672,641        10.4
DEP Technology Holdings Ltd. (8)        13,672,641        10.4

All officers and directors as a
  group (4 persons) (1)(2)(4)(5)        39,788,708        31.2%

*LESS THAN ONE PERCENT

(1) Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(2) Mordechai Broudo is the beneficial owner of Proton Marketing Associates, LLC, which owns part of these shares. The address of Proton Marketing Associates, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) The address of Gabriel Kabazo is c/o m-Wise.

(5) Includes an aggregate of 1,586,782 options to purchase shares of common stock, granted to Asaf Lewin. The address of Asaf Lewin is c/o m-Wise.

(6) The address of Inter-Content Development for the Internet Ltd. is 18 Yohanan Ha'Sandlar St., Tel Aviv, Israel 63822. The beneficial owner of Inter-Content Development for the Internet is Mr. Jacob Marinka..

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


(7) Includes an aggregate of 5,263,158 warrants to purchase shares of common stock, granted to Syntek capital AG. The address of Syntek capital AG is Zugspitzstrasse 15, Pullach 82049, Germany.

(8) Includes an aggregate of 5,263,158 warrants to purchase shares of common stock, granted to DEP Technology Holdings Ltd. The address of DEP Technology Holdings Ltd. Is Triangular Tower, 42nd Floor, 3 Azrieli Center, Tel Aviv 67023, Israel.


Item 12. Certain Relationships and Transactions.

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND LOAN GREEMENT.

         We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with the Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004 and 2005 to our Israeli subsidiary were $1,522,000 , $1,760,000, $665,000, $683,964 and $1,161,113, respectively.

         The Loan Agreement with the United Kingdom subsidiary and its subsidiaries provides for the extension by us of a loan in the amount of $3,200,000 to the United Kingdom subsidiary, which was made by us between April2000 and January 2003. The outstanding loan amount, together with simple interest at a rate per annum of 4% shall be due and payable on the earlier of:
(i) August 31, 2006, or (ii) upon the occurrence of (A) any of the following "exit events": (i) a consolidation, merger or reorganization of the subsidiary with or into, or the sale of all or substantially all of the subsidiary's assets, or substantially all of the subsidiary's issued and outstanding share capital to any other company, or any other person, other than a wholly-owned subsidiary of the subsidiary, or (ii) any transaction or series of related transactions in which more than fifty percent (50%) of the outstanding share capital of the subsidiary following such transaction or series of related transactions is held by a shareholder or group of shareholders that held less than fifty percent (50%) of the outstanding share capital of the subsidiary prior to such transaction or series of transactions; or (B) (i) the insolvency of the subsidiary; (ii) the commission of any act of bankruptcy by the subsidiary; (iii) the execution by the subsidiary of a general assignment for the benefit of creditors; (iv) the filing by or against the subsidiary of any petition in bankruptcy or any petition for relief under the provisions of any law for the relief of debtors, and the continuation of such petition without dismissal for a period of ninety (90) days or more; (v) the appointment of a receiver or trustee to take possession of a material portion of the property or assets of the subsidiary and the continuation of such appointment without dismissal for a period of ninety (90) days or more; or (vi) the subsidiary ceases to conduct business in the normal course for a period of ninety (90) days or more. The loans extended by the UK subsidiary to its subsidiaries were to be repaid on the same terms and in the same manner as provided for with respects to the loan extended us.

         The loan in the amount of $3,200,000 to our UK subsidiary was used by our subsidiary primarily for: the establishment of its subsidiaries, salaries of employees, network costs, office rent and for working capital and general corporate purposes of the subsidiaries.

         Due to the high costs and low revenues in the European application service provider (ASP) market, in 2002 our m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


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

         PROMISSORY NOTE dated July 10, 2002 (canceling and replacing certain Promissory Notes dated March 13, 2002) with each of Syntek Capital AG and DEP Technology Holdings Ltd. During 2002, Syntek Capital and DEP, then the soleholders of shares of our Series B preferred stock (which has subsequently been converted into shares of our common stock) and represented on our Board of Directors, extended to us a loan in the aggregate amount of $1,800,000. Pursuant to the Promissory Notes, we are required to repay the loan amount, together with accrued interest from the date of the Promissory Notes and until the date of repayment, during the period of January 1, 2003 through December 31, 2007. The interest rate is determined according to the per annum LIBOR rate offered by Citibank North America as of the date of the Promissory Notes, and thereafter such LIBOR rate offered on each anniversary of the date of the Promissory Notes, to apply for the following 12 month period. The repayment of the loan amount, together with the accrued interest thereon, is to be made exclusively from our annual revenues generated during the repayment period, as recorded in our audited annual financial statements in such way that each of the Syntek Capital and DEP Technology Holdings shall be entitled to receive 2.5% of the revenues on account of the repayment of the loan amount until the earlier to occur of: (i) each of Syntek Capital and DEP Technology Holdings has been repaid the entire loan amounts; or (ii) any event in which the loan amount becomes due and payable, as described below. Actual payments are on a quarterly basis, within 45 days following the last day of the quarter, based upon the quarterly financial reports. The entire unpaid portion of the loan amount shall be automatically and immediately due and payable upon the earlier to occur of (i) December 31, 2007;
(ii) the closing of an exit transaction; or (iii) an event of default. An "exit transaction" includes, INTER ALIA: (a) the acquisition of m-Wise by means of merger, acquisition or other form of corporate reorganization in which our stockholders prior to such transaction hold less than 50% of the share capital of the surviving entity, (b) sale of all or substantially all of our assets or any other transaction resulting in our assets being converted into securities of any other entity, (c) the acquisition of all or substantially all of our issued shares, (d) the sale or exclusive license of our intellectual property other than in the ordinary course of business; or (e) a public offering of our securities. An "event of default" includes, INTER ALIA: (a) our breach of any of our material obligations under the Promissory Notes (including any default on any payment due under the Promissory Notes) which has not been remedied within 20 days of written notice by Syntek Capital and DEP Technology Holdings (b) the suspension of the transaction of our usual business or our insolvency, (c) the commencement by us of any voluntary proceedings under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of a jurisdiction, or if we shall be adjudicated insolvent or bankrupt by a decree of a court of competent jurisdiction; if we shall petition or apply for, acquiesce in, or consent to, the appointment of any receiver or trustee of us or for all or any part of our property or if we apply for an arrangement with our creditors or participants; or if we shall make an assignment of our intellectual property for the benefit of our creditors (other than in the ordinary course of business), or if we shall admit in writing our inability to pay our debts as they mature or if any of our intellectual property is purchased by or assigned to any one of our founders (and/or affiliates thereof) under liquidation proceedings without the prior written consent of Syntek Capital and DEP Technology Holdings, (d) or if there shall be commenced against us any proceedings related to us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, and any such proceedings shall remain undismissed for a period of thirty (30) days, or if by any act we indicate our consent to, approval of or acquiescence in, any such proceeding; or if a receiver or trustee shall be appointed for us or for all or a substantial part of our property, and any such receivership or trusteeship shall remain undischarged for a period of thirty (30) days; or (e if there shall have been a material deterioration of our business, financial condition or operations. Under the Promissory Notes, we undertook that until the repayment of the loan amount: (i) we shall not create or suffer to create a pledge, charge or other encumbrance over any or all of our assets except for such pledge, charge or encumbrance in favor of a bank under the terms of a loan or line of credit granted by a bank to us, provided that we gave prior notice to Syntek Capital and DEP Technology Holdings with respect such pledge, charge or encumbrance at least ten (10) days prior to its creation; (ii) we shall not engage or permit any of our subsidiaries to engage in any business other than the business engaged in by us at the date of the Promissory Notes and any business substantially similar or related m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


thereto (or incidental thereto); (iii) we shall not declare or pay a dividend or make any distribution or payment on account of our shares, except for the purpose of purchasing common stock of m-Wise held by Ogen LLC as applicable under a certain undertaking of the principals of Ogen LLC towards m-Wise; (iv) we shall deliver to Syntek Capital and DEP Technology Holdings audited financial statements within 90 days of the end of our fiscal year, accompanied by the report of a firm of independent certified public accountants of recognized standing and unaudited quarterly financial statements signed by our Chief Financial Officer within 30 (thirty) days of the end of each quarter and we shall also deliver to Syntek Capital and DEP Technology Holdings any information which we make generally available to our stockholders or which Syntek Capital and DEP Technology Holdings may otherwise reasonably require. As of December 31, 2005, we had to pay $199,000 of the loan amount, based on 5.0% of our revenues subsequent to January 1, 2003. As of the date hereof, we have not paid any amount due to the lenders. Neither Syntek nor DEP Technology is represented on our current Board of Directors and neither is affiliated with any of our officers, directors or principal stockholders. As of December 31, 2005, the outstanding balance of the loan was $1,959,034.

         On December 22, 2005, we entered into a Termination and Release Agreement with Syntek capital AG, Syntek agreed to accept shares of common stock and warrants in exchange for the cancellation of the Note and an extinguishments of all other obligations other than as set forth in the Agreement, which had a balance of $967,787 as of December 22, 2005. we issued Syntek an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.17 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The Agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue Syntek an additional 638,230 shares of common stock. As the acquisition did not take place we issued Syntek additional 638,230 shares of common stock.

         On February 2, 2006, we entered into a Termination and Release Agreement with DEP Technology Holdings Ltd., Pursuant to the Agreement, DEP agreed to accept shares of common stock and warrants in exchange for the cancellation of the Note and an extinguishments of all other obligations other than as set forth in the Agreement, which had a balance of $967,787 as of December 22, 2005. we issued DEP an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.174 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The Agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue DEP an additional 638,230 shares of common stock. . As the acquisition did not take place we issued DEP additional 638,230 shares of common stock.

         AGREEMENT, SECURITY AGREEMENT, ESCROW AGREEMENT AND UNDERTAKING. In July 2002, Proton Marketing Associates, LLC, Putchkon.com, LLC (each a founding stockholder of m-Wise and represented on our Board of Directors) and Inter-Content Development for the Internet Ltd. (the "Buying stockholders") purchased all of our Series B preferred stock (all of which has been converted into shares of our common stock) then held by DEP Technology Holdings Ltd. And Syntek Capital AG, thus becoming the sole holders of our Series B preferred stock (all of which has been converted into shares of our common stock), except for options granted to purchase Series B preferred stock (prior to the conversion thereof to shares of our common stock). In consideration for the stock purchased, each of the Buying stockholders is required to pay each of DEP Technology Holdings and Syntek Capital, upon the consummation of any "liquidation event" (as described below), an amount equal to 50% (to be reduced by 5 percentage points at the end of each 6 months commencing as of July 1, 2002, provided that from and after June 30, 2005, such percentage shall equal 20%) of any gross distribution to or any gross proceeds received by the Buying stockholders by reason of their ownership of, or rights in, any of our shares or options to purchase our shares, whether such shares are held by the Buying stockholders directly, indirectly, or by an affiliate (the "Founders securities"). The consideration will be paid upon the consummation of a liquidation event which is defined as the: (i) sale, transfer, conveyance, pledge or other disposal by the Buying stockholders or any affiliate thereof of any of their Founders securities; (ii) any event in which the Buying stockholders or any affiliate thereof receive stock (in kind or cash dividends) from us or any surviving corporation following the consummation of a merger and acquisition transaction (any transaction in which we shall merge into orconsolidate with any other corporation in which we are not the surviving entity); or (iii) the initial public offering of our securities. In the event of an initial public offering of our securities, the consideration shall be paid in Founders securities and shall equal 50% (as adjusted) of the securities held by the Buying stockholders prior to the m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


public offering. Until payment of the consideration as aforesaid, the purchased Series B preferred stock (all of which has been converted into shares of our common stock) and any securities as shall be issued and/or granted to either of the Buying stockholders during the terms of the Agreement (the "Secured collateral"), are subject to a certain first priority interest granted in favor of each of DEP Technology Holdings and Syntek Capital (and subject to adjustment as aforesaid) pursuant to a Security Agreement signed between the parties, and are placed in escrow pursuant to a certain Escrow Agreement until the occurrence of a liquidation event, such as the sale, transfer, conveyance, pledge or other disposal by the Buying stockholders of any of their securities in m-Wise or the consummation of an initial public offering of our securities. Under the Security Agreement, the Buying stockholders undertook, INTER ALIA, not to encumber or pledge or tosuffer any such encumbrance, pledge, attachment or other third party rights on any of the Secured collateral. In an event of default in any transfer of the consideration pursuant to the Agreement, DEP Technology Holdings and Syntek Capitals shall have all rights of a secured creditor subject to the terms of the Agreement and may immediately take ownership of any part of the Secured collateral and sell, assign or transfer any part of the Secured collateral. Under a Letter of Consent, Approval and Undertaking, each beneficial owner of Proton Marketing Associates, Putchkon.com and Inter-Content Development for the Internet undertook towards DEP Technology Holdings and Syntek Capital, INTER ALIA, not to transfer any securities and that such transfer shall be null and void unless approved in writing by DEP Technology

         Holdings and Syntek Capital. Pursuant to a certain Termination and Release Agreement dated as of December 22, 2005, by and among Shay Ben Asulin, Mati Broudo, Kobi Morenko, Proton Marketing LLC, Putchkon.Com LLC and Inter-Content Development for the Internet Ltd. (collectively, the "Founders") and Syntek capital AG. Syntek agreed to exchanged certain of its rights for 5,744,074 shares in the company held by the Founders.

As of March 30, 2006 only 2,209,259 shares were transferred from the founders to Syntek capital AG.

Pursuant to a certain Termination and Release Agreement dated as of February 2, 2006, by and among Shay Ben Asulin, Mati Broudo, Kobi Morenko, Proton Marketing LLC, Putchkon.Com LLC and Inter-Content Development for the Internet Ltd. (collectively, the "Founders") and DEP Technology Holdings Ltd..DEP agreed to exchange certain of its rights for 5,744,074 shares in the company held by the Founders.

As of March 30, 2006 only 2,209,259 shares were transferred from the founders to DEP Technology Holdings Ltd.

Item 13. Exhibits.

31.1 Certification of Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

The following fees were paid to SF Partnership LLP for services rendered in 2005
and 2004                  2005          2004

(1)  Audit Fees         $26,000       $22,500
m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(2)  Audit Related Fees   ----          ----

(3)  Tax Fees             ----          ----

(4)  All Other Fees       ----          ----

Audit fees are comprised of the fees charged in conjunction with the audit of the Company's annual financial statements, review of the Company's annual report filed with the Securities and Exchange Commission on Form 10KSB, and review of the information contained in the Company's quarterly filings with the Securities and Exchange Commission on Form 10QSB.

m-Wise, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006

m-Wise, INC.


By: /s/ Shay Ben-Asulin
-----------------------
Shay Ben-Asulin
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March xx, 2006 by the following persons on behalf of the Registrant and in the capacities.

Signatures               Title


/s/ Shay Ben-Asulin      Chairman
-------------------
Shay Ben-Asulin


/s/ Gabriel Kabazo      Chief Financial Officer and Principal
------------------      Accounting Officer
Gabriel Kabazo


/s/ Mordecai Broudo     Chief Executive Officer and Director
-------------------
Mordecai Broudo