Form 10QSB
period 2006-03-31
M WISE INC
filed 2006-05-15
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                             All Correspondence to:
                             Arthur S. Marcus, Esq.
                             Sanny J. Barkats, Esq.
                               Gersten Savage LLP
                         600 Lexington Avenue, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No []

The number of shares outstanding of the issuer's common stock, as of May 15, 2006 was 128,902,659.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  M-WISE, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements
               Unaudited Balance Sheet as of March 31, 2006                   2
               Unaudited Statements of Operations for the Three Months
                 Ended March 31, 2006 and 2005                                3
               Unaudited Statements of Cash Flows for the Three Months
                 Ended March 31, 2006 and 2005                                5
               Notes to Unaudited Financial Statements                        6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         18
Item 3.     Controls and Procedures                                           22

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 23
Item 2      Changes in Securities and Small Business                          23
            Issuer Purchases of Equity Securities                             23
Item 3      Defaults upon Senior Securities                                   23
Item 4      Submission of Matters to a Vote of Security Holders               23
Item 5      Other Information                                                 23
Item 6      Exhibits and Reports on Form 8-K                                  23

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements




                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 2006 AND 2005






                                    CONTENTS


Report of Independent Registered Public Accounting Firm                 1

Consolidated Balance Sheets                                             2

Consolidated Statements of Operations                                   3

Consolidated Statements of Changes in Stockholders' Deficit             4

Consolidated Statements of Cash Flows                                   5

Notes to Consolidated Financial Statements                         6 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of m-Wise, Inc.


         We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of deficit, operations, change in stockholders' deficit and cash flows for the three months then ended. These interim financial statements are the responsibility of the Company's management.

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



                                                       "SF PARTNERSHIP, LLP"


Toronto, Canada                                        CHARTERED ACCOUNTANTS
May 10, 2006
m-Wise, Inc.
Consolidated Balance Sheet
March 31, 2006 and 2005

                                                               2006            2005
                                                           ------------    ------------
                                     ASSETS
Current
    Cash                                                   $     20,239    $     28,618
    Accounts receivable - trade (net of allowance for           330,452         233,771
       doubtful accounts of $63,952, 2005, $25,177)
    Prepaid and sundry assets                                    14,235           6,743
                                                           ------------    ------------


                                                                364,926         269,132
Long-term Prepaid Expenses                                       17,658          15,980
Equipment (note 3)                                              155,887         209,755
Deferred Financing Fees                                          22,109          34,737
                                                           ------------    ------------

                                                           $    560,580    $    529,604
                                                           ============    ============
                                   LIABILITIES
Current
    Bank indebtedness                                      $       --      $     17,363
    Trade accounts payable                                       77,019         144,563
    Other payables and accrued liabilities                    1,004,375         876,630
    Billings in excess of costs on uncompleted contracts        163,800          55,786
    Notes payable - current portion                                --            85,300
    Advances from shareholders (note 4)                         450,484            --
                                                           ------------    ------------

                                                              1,695,678       1,179,642
Accrued Severance Pay (note 5)                                   57,202          31,092
Notes Payable (note 6)                                             --         1,810,193
                                                           ------------    ------------


                                                              1,752,880       3,020,927
                                                           ------------    ------------

                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 7)                                          214,344         118,162
Paid in Capital                                               9,619,964       6,900,084
Accumulated Deficit                                         (11,026,608)     (9,509,569)
                                                           ------------    ------------

                                                             (1,192,300)     (2,491,323)
                                                           ------------    ------------

                                                           $    560,580    $    529,604
                                                           ============    ============

            (The accompanied notes of the financial statements is an
                       integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Operations
Quarters Ended March 31, 2006 and 2005


                                                                 2006              2005
                                                             -------------    -------------
Net Sales                                                    $     253,783    $   1,264,549

Cost of Sales                                                       12,947          305,454
                                                             -------------    -------------

Gross Profit                                                       240,836          959,095
                                                             -------------    -------------

Expenses
    General and administrative                                     262,518          306,766
    Research and development                                       135,377          152,447
    Financial                                                      230,058           14,652
                                                             -------------    -------------

                                                                   627,953          473,865
                                                             -------------    -------------

(Loss) Earnings Before Income Taxes                               (387,117)         485,230
                                                             -------------    -------------

    Provision for income taxes - current                              --            121,300
    Income taxes recoverable from loss carryforward                   --           (121,300)
                                                             -------------    -------------

                                                                      --                 --
                                                             -------------    -------------


Net (Loss) Earnings                                          $    (387,117)   $     485,230
                                                             =============    =============

Basic and Fully Diluted (Loss) Earnings Per Share (note 7)   $       (0.00)             0.01
                                                             =============    =============

Basic Weighted Average Number of Shares                        116,868,131       69,506,898
                                                             =============    =============


              (The accompanied notes of the financial statements is
                     an integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Stockholders' Deficit
Quarters Ended March 31, 2006 and 2005



                                                    Common Shares
                                                                          Additional
                                             Number of                      Paid in       Accumulated
                                               Shares         Amount        Capital         Deficit
                                            ------------   ------------   ------------    ------------
Balance, January 1, 2005                      69,506,898   $    118,162   $  6,894,664    $ (9,994,799)

Options vested for employee services                --             --            5,420            --

Net earnings                                        --             --             --           485,230
                                            ------------   ------------   ------------    ------------

Balance, March 31, 2005                       69,506,898        118,162      6,900,084      (9,509,569)
                                            ------------   ------------   ------------    ------------

Balance, January 1, 2006                     113,514,158        192,974      7,399,394     (10,639,491)

Issuance of common stock for repayment of
the notes payable (note 6, 7)                 12,400,448         21,081      1,723,829            --

Issuance of warrants for repayment of
notes payable (note 6, 7)                           --             --          436,228            --

Exercise of stock options                        169,871            289            (18)           --

Options vested for employee services                --             --           60,531            --

Net loss                                            --             --             --          (387,117)
                                            ------------   ------------   ------------    ------------

Balance, March 31, 2006                      126,084,477   $    214,344   $  9,619,964    $(11,026,608)
                                            ------------   ------------   ------------    ------------

              (The accompanied notes of the financial statements is
                     an integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2006 and 2005

                                                                                   2006          2005
Cash Flows from Operating Activities
    Net (loss) earnings                                                        $  (387,117)   $   485,230
    Adjustments required to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                  26,764         29,094
      Wages paid by stock options                                                      271           --
      Financing fee paid by issuance of common shares                              222,104           --
      Employees stock options vested                                                60,531          5,420
                                                                               -----------    -----------
    Net Changes in Assets & Liabilities
      Accounts receivable - trade                                                 (177,418)       (74,029)
      Other receivables                                                               --           (4,379)
      Prepaid and sundry assets                                                     (3,336)           265
      Billings in excess of costs on uncompleted contracts                         150,000       (614,104)
      Trade accounts payable                                                       (17,885)        (3,990)
      Other payables and accrued liabilities                                         7,810         69,753
      Long-term prepaid expenses                                                     4,639         (1,385)
      Deferred financing fees                                                        3,157          3,157
      Accrued severance pay                                                         (1,269)        14,575
                                                                               -----------    -----------

                                                                                  (111,749)       (90,393)
                                                                               -----------    -----------

Cash Flows from Investing Activities
    Acquisition of equipment                                                       (16,736)       (18,070)
                                                                               -----------    -----------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock and warrants for repayment of
       notes payable                                                             1,959,034           --
    Repayment of notes payable                                                  (1,959,034)          --
    Advances from shareholders                                                     159,219           --
    Proceeds from issuance of Promissory Notes                                        --           11,600
    Bank indebtedness - net                                                        (11,068)           627
                                                                               -----------    -----------

                                                                                   148,151         12,227
                                                                               -----------    -----------

Net Increase (Decrease) in Cash                                                     19,666        (96,236)
Cash - beginning of  period                                                            573        124,854
                                                                               -----------    -----------

Cash - end of period                                                           $    20,239    $    28,618
                                                                               ===========    ===========

Interest and Income Taxes Paid
During the quarter, the company had no cash flows arising
    from income taxes and had interest paid as follows:
    Interest paid                                                              $     1,002    $       323
                                                                               ===========    ===========

              (The accompanied notes of the financial statements is
                     an integral part of these statements)
m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

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

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended March 31, 2006, the Company experienced net losses of $387,117 and a working capital deficit of $1,330,752 (2004-$910,510)

            The Company is in an industry where operational fluctuation is usually higher than other ordinary industries. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

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

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

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
            Leasehold improvements Straight-line over the term of the lease m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

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

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


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

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2006 and 2005, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

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

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

3.    Equipment

      Equipment is comprised as follows:

                                                                           2006                               2005
                                                                    Accumulated                        Accumulated
                                                         Cost      Depreciation             Cost      Depreciation
                                                        ------     ------------           -------     ------------
      Furniture and equipment                           57,930           27,865             57,747         21,604
      Computer equipment                         $     386,929     $    262,637          $ 531,490      $ 369,027
      Leasehold improvements                            18,810           17,280             37,684         26,535
                                                 -----------------------------------------------------------------
                                                 $     463,669     $    307,782          $ 626,921      $ 417,166
                                                 -----------------------------------------------------------------


      Net carrying amount                                          $   155,887                          $  209,755
                                                                   -----------                          ----------

4.    Advances from  Shareholders

      The advances from the shareholders are non-interest bearing and have no fixed terms of repayment.

      According to an agreement dated January 2003, a shareholder granted a credit facility of $300,000 to the Company in return for preferred class "C" shares as described in note 7. At the quarter ended March 31, 2006, the line of credit has an outstanding balance of $450,484.

5.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at March 31, 2006 and 2005, the amount of the liabilities accrued were $113,123 and $76,728 respectively. Severance pay expenses for the periods ended March 31, 2006 and 2005 were $590 and $15,124 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at March 31, 2006 and 2005 were $55,921 and $45,636 respectively. Income earned from the deposit funds for 2006 and 2005 was immaterial.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


6.    Notes Payable

                                                              2006              2005
      Syntek Capital AG
        - a significant shareholder until July 2002     $  -              $  900,000
      DEP Technology Holdings Ltd.
        - a significant shareholder until July 2002        -                 900,000
      Accrued interest                                     -                  45,236
                                                        ----------------------------



                                                           -               1,845,236
      Less: Current portion                                -                  28,200
                                                        ----------------------------

                                                        $  -             $ 1,817,036
                                                        ============================

      On March 8, 2006, the above $900,000 note payable to Syntek Capital AG ("Syntek") was converted into 6,200,224 common shares of the Company pursuant to an agreement dated December 22, 2005.

      In addition, the Company will issue warrants to Syntek for the purchase of up to 5,263,158 common shares of the Company at an exercise price of $0.19 per warrant. As at March 31, 2006, warrants have been issued but not exercised.

      On March 8, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. ("DEP").

      Under both agreements, the three founding shareholders will transfer 11.25% of their shareholdings to Syntek and DEP.. As at March 31, 2006, only one of the founding shareholders transferred 11.25% of his shareholdings or 2,209,259 common shares to each of Syntek and DEP.

      After the above mentioned conversions and transfers are completed, each of Syntek and DEP will own 9% of the total outstanding common stock of the Company. If the warrants are exercised, their percentage ownership in the Company will increase to 13%.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


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

                                                                                            2006              2005
        Issued and outstanding
             126,084,477  Common shares (2005 - 69,506,898)                      $        214,344  $       118,162
                                                                                 =================================

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

                                                                                                 2006     2005
                                                       Israel     International           Israel     International

      Interest rate                                         8%               8%                5%               5%
      Expected volatility                                  80%              80%               50%              50%
      Expected life in years                                 5                7                 6                8


m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


7.    Capital Stock (cont'd)

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

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares as mentioned in note 6, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. The value assigned to the warrants was $ 218,114. As of March 31, 2006, the warrants have not been converted into common shares.

      On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. as mentioned in note 6. The value assigned to the warrants was $ 218,114. As of March 31, 2006, the warrants have not been converted into common shares.

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

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


7.    Capital Stock (cont'd)

      Capital Stock (cont'd):

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

      On March 8, 2006, the Company issued 12,400,448 common shares for repayment of the $1,800,000 note payable to Syntek Capital AG ("Syntek") and DEP as mentioned in note 6.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of March 31, 2006, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      In the quarter ended March 31, 2006, a total of 169,871 common stock options were exercised by the employees.

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. As of March 31, 2006, 38,256 options under the Israel 2003 share option plan were not yet granted.

      On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005

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

            Year ended December 31, 2001              $          9,000
            Year ended December 31, 2002                             -
            Year ended December 31, 2003                       384,889
            Year ended December 31, 2004                        25,480
            Year ended December 31, 2005                        13,733
            Quarter ended March 31, 2006                        60,531
                                                      ----------------
                                                      $        493,633

      The following table summarizes the activity of common stock options during 2005 and 2004:

                                                             2006                               2005
                                                       Israel     International           Israel     International
------------------------------------------------------------------------------------------------------------------
      Outstanding, beginning of period               3,745,192        1,026,797        18,455,850       25,361,094
         Granted                                     1,260,000          -                -                 -
         Exercised                                   (169,871)          -                -                 -
         Forfeited                                     (1,813)          -                -                 -
------------------------------------------------------------------------------------------------------------------
      Outstanding, end of period                     4,833,508        1,026,797        18,455,850       25,361,094
------------------------------------------------------------------------------------------------------------------
      Weighted average fair value of common
      stock options granted during the
      period                                        $   0.1284       $  -            $   -             $   -
------------------------------------------------------------------------------------------------------------------
      Weighted average exercise price of
      common stock options, beginning of
      period                                        $   0.0017       $   0.0017      $     0.0017      $    0.0017
------------------------------------------------------------------------------------------------------------------
      Weighted average exercise price of
      common stock options granted in the
      period                                        $   0.1200       $   -           $   -             $         -
------------------------------------------------------------------------------------------------------------------
      Weighted average exercise price of
      common stock options, end of
      period                                        $   0.0300       $   0.0017      $     0.0017      $    0.0017
------------------------------------------------------------------------------------------------------------------
      Weighted average remaining
      contractual life of common stock
      options                                          5 years          7 years           6 years          8 years

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilution.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


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

      The Company has deferred income tax assets as follows:

                                                                        2006              2005

      Deferred income tax assets
        Non-capital losses carried forward                     $      2,654,000      $  2,226,000
        Valuation allowance for deferred income tax assets           (2,654,000)       (2,226,000)
                                                               ----------------------------------
                                                               $           -         $       -
                                                               ==================================


      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As at March 31, 2006, the Company has approximately $10,616,000 in tax losses in the United States parent company and insignificant tax losses in its Israeli subsidiary. Losses in the United States, if not utilized will expire in twenty years from the year of origin as follows:

                    December 31, 2020        $        909,500
                                 2021               2,398,000
                                 2022                 778,000
                                 2023               5,005,000
                                 2024                 581,000
                                 2025                 560,500
                                 2026                 384,000
                                             ----------------
                                             $     10,616,000
m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


9.    Related Party Transactions

      During the period, the Company incurred directors consulting fees and salaries in the amount of $55,000 (2005, $50,000). At the quarter-end, $568,000 (2005 - $407,000) was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


10.   Major Customers

      In the quarter ended March 31, 2006, the Company had three major customers which accounted for 53%, 16% and 15% of the total revenue respectively. 84% of the Company's total sales in the March 31, 2006 quarter were in the United States. In the quarter ended March 31, 2005, one major customer in Asia accounted for 81% of the total revenue.


11.   Commitments

      a) The company is committed under an operating lease for its premises expiring June 30, 2006. Minimum annual payments exclusive of taxes, insurance, and maintenance costs) under the lease is $13,500. In addition, the company is committed under operating vehicle lease as follows:

             Twelve months ended March 31, 2007     $       83,000
             Twelve months ended March 31, 2008             43,000
             Twelve months ended March 31, 2009              5,000
                                                    --------------

                                                    $      131,000
                                                    --------------

      b) On February 10, 2006, the Company entered into an equity financing agreement with a Delaware limited partnership ("DLP"), to sell up to 20,000,000 of the Company's common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

      In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant shareholder can sell up to 30,000,000 common shares at market value.

m-Wise, Inc.
Notes to Financial Statements
March 31, 2006 and 2005


12.   Subsequent Events

      On April 27, 2006, the Company entered into an agreement with its consultant whereby the latter will receive 2,818,182 common shares at par value of $0.0017 per share as partial payment for services to be rendered in addition to a $35,000 cash fee. Total value of the consulting contract is approximately $39,800. The issuance of the 2,818,182 common shares were registered with the Securities and Exchange Commission on April 28, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise, which could impair our ability to raise capital;
(d) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers, and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are required to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005.

REVENUES

License fees and products. Revenues from license fees and products decreased 87% to $135,000 for the three months ended March 31, 2006 from $1,026,850 for the same period in 2005. The decrease primarily consisted of $1,026,850 revenues derived in 2005 from our contract with First Advanced Multi-Media Entertainment.

Revenue share.

Revenues from revenue share increased 135% to $37,433 for the three months ended March 31, 2006 from $15,901 for the same period in 2005. The increase primarily consisted of revenues from current customers who were not our customers during the first three months of 2005 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support decreased 63% to $81,350 for the three months ended March 31, 2006 from $221,798 for the same period in 2005. The decrease primarily consisted of $100,106 revenues derived in 2005 from two customers who have ceased the usage of our support services.

Cost of revenues.

Cost of revenues decreased 96% to $12,947 for the three months ended March 31, 2006 from $305,454 for the same period in 2005. This decrease was primarily due to lower revenues from License fees and products and revenues from customer services and technical support.

Operating expenses.

Research and development. Research and development expenses decreased 11% to $135,377 for the three months ended March 31, 2006 from $152,447 for the same period in 2005. This decrease was primarily due to a $7,624 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, increased to 53% for the three months ended March 31, 2006 from 12% for the same period in 2005.

General and administrative.

General and administrative expenses decreased 14% to $262,518 for the three months ended March 31, 2006 from $306,766 for the same period in 2005. This decrease was primarily due to a $40,168 decrease in rent expenses and a $37,883 decrease in marketing expenses, partially offset by a $62,080 increase in payroll and related expenses. General and administrative expenses, stated as a percentage of revenues, increased to 103% for the three months ended March 31, 2006 from 24% for the same period in 2005.

Financing expenses.

Financing expenses. Our financing expenses increased 1,470% to $230,058 for the three months ended March 31, 2006 from $14,652 for the same period in 2005. The increase primarily consisted of $222,104 financing fee paid by issuance of common shares.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $20,239 as of March 31, 2006 and $573 as of December 31, 2005. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of March 31, 2006, $450,484 is outstanding under the credit line. The credit line is for $300,000.The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2006 we used $111,749 of cash in operating activities primarily due to our net loss of $387,117 and a $177,418 increase in accounts receivables, partially offset by $222,104 financing fee paid by issuance of common shares and $150,000 increase in deferred revenues. In the same period in 2005 we used $90,393 of cash in operating activities primarily due to a $614,104 decrease in deferred revenues, partially offset by our net earnings of $485,230.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2006, net cash used in investing activities was $16,736 consisting of an investment in equipment. In the same period in 2005 net cash used in investing activities was $18,070 consisting of an investment in equipment. For the three months ended March 31, 2006, net cash provided by financing activities was $148,151 primarily due to a $159,219 increase in advances from shareholder, partially offset by a $11,068 decrease in bank indebtedness. In the same period in 2005, net cash provided by financing activities was $12,227 due to a $11,600 increase in notes payables and a $627 increase in bank indebtedness.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

In April 2006, we issued 2,818,182 common shares to a consultant following a technology consulting agreement we have entered into with him.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Amended and restated Certificate of Incorporation**
3.2      Bylaws**
4.1      Purchase and registration rights agreement and schedule of details**
10.1     Amended and Restated Employment Agreement with Mordechai Broudo**
10.2 Amendment to Amended and Restated Employment Agreement with Mordechai Broudo**
10.3     Amended and Restated Employment Agreement with Shay Ben-Asulin**
10.4     Amendment to Amended and Restated Employment Agreement with Shay
         Ben-Asulin**
10.5     Employment Agreement, Gabriel Kabazo**
10.6     Confidentiality rider to Gabriel Kabazo Employment Agreement**
10.7     Employment Agreement Asaf Lewin**
10.8     2003 International Share Option Plan**
10.9     Form of Option Agreement, 2003 International Share Option Plan**
10.10    2001 International Share Option Plan**
10.11    Form of Option Agreement, 2001 International Share Option Plan**
10.12    2003 Israel Stock Option Plan**
10.13    Form of Option Agreement, 2003 Israel Stock Option Plan**
10.14    2001 Israel Share Option Plan**
10.15    Form of Option Agreement, 2001 Israel Share Option Plan**
10.16    Investors' Rights Agreement dated January 11, 2001**
10.17    Stockholders Agreement**
10.18 Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc.**
10.19 Purchase agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002**
10.20 Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003**
10.21 Consulting agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended see exhibit 10.20 above**
10.22    Amendment to Investors' Rights Agreement dated October 2, 2003**
10.23    Appendices to 2003 Israel Stock Option Plan**
10.24    Appendices to 2001 Israel Share Option Plan**
10.25 Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004**
10.26 Termination and Release Agreement by and among the Company and Syntek capital AG. (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on January 13, 2006
10.27 Termination and Release Agreement dated February 2, 2006 by and among the Company and DEP Technology Holdings Ltd (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 7,
         2006)
21.      List of Subsidiaries** 31.1 Rule 13a-14(a)/15d-14(a) Certification.*
         31.2 Rule 13a-14(a)/15d-14(a) Certification.*
32.1 Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. ***
32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. ***

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

(b) Reports on Form 8-K
The Company filed a current report on Form 8-K on January 13, 2006 pursuant to entering into a Termination and Release Agreement with Syntek capital Ag.The Company issued Syntek an aggregate of 5,561,994 shares of its common stock and warrants to purchase 5,263,158 shares shares of its Common stock at $.19 per shares for a period of three years.

      The Company filed a current report on Form 8-K on February 7, 2006 disclosing that the Company entered into a Termination and Release Agreement with DEP Technology Holdings Ltd., The Company issued DEP an aggregate of 5,561,994 shares of its common stock and warrants to purchase 5,263,158 shares of its Common stock at $.19 per shares for a period of three years.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     M-WISE, INC.
                                                     (Registrant)

Date:  May 15, 2006                                  /s/ Shay Ben-Asulin
                                                     -------------------
                                                     Name:  Shay Ben-Asulin
                                                     Title:  Chairman