Form 10QSB
period 2006-06-30
M WISE INC
filed 2006-08-14
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

        |X| Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

       |_| Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                        Commission File Number 333-106160

                                  M-WISE, INC.

        (Exact name of small business issuer as specified in its charter)

                    Delaware                               11-3536906
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

                                                                Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, as of August 14,
                             2006 was 128,902,659.

    Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|
                                  m-WISE, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements
                  Unaudited Balance Sheet as of June30, 2006                   2
                  Unaudited Statements of Operations for the
                    Three Months Ended and Six Months Ended
                    June 30, 2006 and 2005                                     3
                  Unaudited Statements of Cash Flows for the Six Months
                    Ended June 30, 2006 and 2005                               5
                  Notes to Unaudited Financial Statements                      6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         18
Item 3.     Controls and Procedures                                           22

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 23
Item 2      Changes in Securities and Small Business                          23
            Issuer Purchases of Equity Securities                             23
Item 3      Defaults upon Senior Securities                                   23
Item 4      Submission of Matters to a Vote of Security Holders               23
Item 5      Other Information                                                 23
Item 6      Exhibits and Reports on Form 8-K                                  23

PART I
FINANCIAL INFORMATION

Item  1. Financial Statements

                                  M-WISE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2006 AND 2005




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

      We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the six months then ended. These interim financial statements are the responsibility of the Company's management.

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

                                         "SF PARTNERSHIP, LLP"

Toronto, Canada                          CHARTERED ACCOUNTANTS
August 1, 2006

M-WISE, INC.
Balance Sheets
June 30, 2006 and 2005

                                                              2006            2005
                                                          ------------    ------------
                                     ASSETS

Current
   Cash                                                   $     68,536    $        481
   Accounts receivable - trade (net of allowance for
     doubtful accounts of $63,952, 2005, $25,177)              527,175         133,345
   Prepaid and sundry assets                                   272,555          15,980
                                                          ------------    ------------

                                                               868,266         149,806

Long-term Prepaid Expenses                                      23,162          10,195

Equipment (note 3)                                             140,104         196,401

Deferred Financing Fees                                         18,952          31,580
                                                          ------------    ------------

                                                          $  1,050,484    $    387,982
                                                          ============    ============

                                   LIABILITIES

Current

   Bank indebtedness                                      $        750    $      1,724
   Trade accounts payable                                      102,460          84,208
   Advances from shareholder (note 4)                          433,349          75,192
   Other payables and accrued liabilities                    1,008,583         947,381
   Billings in excess of costs on uncompleted contracts        150,763              --
   Notes payable - current portion                                  --         149,200
                                                          ------------    ------------

                                                             1,695,905       1,257,705

Accrued Severance Pay (note 5)                                  59,974          36,844

Notes Payable (note 6)                                              --       1,757,893
                                                          ------------    ------------

                                                             1,755,879       3,052,442
                                                          ------------    ------------

                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 7)                                         219,135         118,162

Paid in Capital                                              9,939,674       6,904,401

Accumulated Deficit                                        (10,864,204)     (9,687,023)
                                                          ------------    ------------

                                                              (705,395)     (2,664,460)
                                                          ------------    ------------

                                                          $  1,050,484    $    387,982
                                                          ============    ============

   (The accompanying notes of the financial statements are an integral part of these statements)

M-WISE, INC.
Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005

                                                                  2006             2005
                                                             -------------    -------------

Sales                                                        $   1,024,700    $   1,623,782

Cost of Sales                                                      111,740          357,373
                                                             -------------    -------------

Gross Profit                                                       912,960        1,266,409
                                                             -------------    -------------

Expenses
   General and administrative                                      613,406          584,584
   Research and development                                        272,749          355,528
   Financial                                                       251,518           18,521
                                                             -------------    -------------

                                                                 1,137,673          958,633
                                                             -------------    -------------

Net (Loss) Earnings                                          $    (224,713)   $     307,776
                                                             =============    =============

Basic and Fully Diluted (Loss) Earnings Per Share (note 7)   $        0.00             0.00
                                                             =============    =============

Basic Weighted Average Number of Shares                        122,498,248       69,506,898
                                                             =============    =============

   (The accompanying notes of the financial statements are an integral part of these statements)

M-WISE, INC.
Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005

                                                                  2006           2005
                                                              ------------   ------------

Sales                                                         $    770,917   $    359,233

Cost of Sales                                                       98,793         51,919
                                                              ------------   ------------

Gross Profit                                                       672,124        307,314
                                                              ------------   ------------

Expenses
   General and administrative                                      350,888        277,817
   Research and development                                        137,372        203,081
   Financial                                                        21,460          3,869
                                                              ------------   ------------

                                                                   509,720        484,767
                                                              ------------   ------------

Net Earnings (Loss)                                           $    162,404   $   (177,453)
                                                              ============   ============

Basic and Fully Diluted  Earnings (Loss) Per Share (note 7)   $       0.00           0.00
                                                              ============   ============

Basic Weighted Average Number of Shares                        128,066,495     69,506,898
                                                              ============   ============

   (The accompanying notes of the financial statements are an integral part of these statements)
m-Wise, Inc.
Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2006 and 2005

                                             Common Shares
                                       ---------------------------    Additional
                                          Number                       Paid in       Accumulated
                                        of Shares        Amount        Capital         Deficit
                                       ------------   ------------   ------------    ------------

Balance, January 1, 2005                 69,506,898   $    118,162   $  6,894,664    $ (9,994,799)

Options vested for employee services             --             --          9,737              --

Net earnings                                     --             --             --         307,776
                                       ------------   ------------   ------------    ------------

Balance, June 30, 2005                   69,506,898   $    118,162   $  6,904,401    $ (9,687,023)
                                       ============   ============   ============    ============

Balance, January 1, 2006                113,514,158   $    192,974   $  7,399,394    $(10,639,491)

Issuance of common stock for
  repayment of the notes
  payable (notes 6 and 7)                12,400,448         21,081      1,723,829              --

Issuance of warrants for
  repayment of notes payable
  (notes 6 and 7)                                --             --        436,228              --

Exercise of stock options
  (note 7) - quarter ended
  March 31, 2006                            169,871            289            (18)             --

Issuance of commons stock for
  consulting fees (note 7) -
  quarter ended June 30, 2006             2,818,182          4,791        305,209              --

Options vested for employee
  services (note 7)                              --             --         75,032              --

Net loss                                         --             --             --        (224,713)
                                       ------------   ------------   ------------    ------------

Balance, June 30, 2006                  128,902,659   $    219,135   $  9,939,674    $(10,864,204)
                                       ============   ============   ============    ============

   (The accompanying notes of the financial statements are an integral part of these statements)

M-WISE, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005

                                                            2006           2005
                                                        -----------    -----------
Cash Flows from Operating Activities
  Net (loss) earnings                                   $  (224,713)   $   307,776
  Adjustments required to reconcile net loss to net
    cash used in operating activities:
    Consulting fees paid by issuance of common shares        51,667             --
    Depreciation                                             54,640         57,122
    Wages and salaries paid by options                       75,303          9,737
    Financing fee paid by issuance of common shares         222,104             --
  Net Changes in Assets & Liabilities
    Accounts receivable - trade                            (374,141)        22,018
    Prepaid and sundry assets                                (3,323)        (8,972)
    Deferred revenue                                        136,963       (669,890)
    Trade accounts payable                                    7,556        (64,345)
    Other payables and accrued liabilities                   12,018        140,504
    Long-term prepaid expenses                                 (865)         4,400
    Deferred financing fees                                   6,314          6,314
    Accrued severance pay                                     1,503         20,327
                                                        -----------    -----------

                                                            (34,974)      (175,009)
                                                        -----------    -----------

Cash Flows from Investing Activities
  Acquisition of equipment                                  (28,829)       (32,744)
                                                        -----------    -----------

Cash Flows from Financing Activities
  Advances from shareholder                                 142,084         75,192
  Proceeds from issuance of promissory notes                     --         23,200
  Proceeds from issuance of common stock and warrants
    for repayment of notes payable                        1,959,034             --
  Repayment of notes payable                             (1,959,034)            --
  Bank indebtedness - net                                   (10,318)       (15,012)
                                                        -----------    -----------

                                                            131,766         83,380
                                                        -----------    -----------

Net Increase (Decrease) in Cash                              67,963       (124,373)

Cash - beginning of  period                                     573        124,854
                                                        -----------    -----------

Cash - end of period                                    $    68,536    $       481
                                                        ===========    ===========

Interest and Income Taxes Paid

During the period, the company had cash flows arising from income taxes and interests paid as follows:

  Interest paid                                         $     1,463    $       603
                                                        ===========    ===========

  Income taxes paid                                     $        --    $        --
                                                        ===========    ===========

   (The accompanying notes of the financial statements are an integral part of these statements)

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended June 30, 2006, the Company experienced net losses of $224,713 and a working capital deficit of $827,639 (2005 - $1,107,899).

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

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

      c)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $500,000 provided by a shareholder as disclosed in note
            4. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight line method over five years.

      d)    Equipment and Depreciation

            Equipment stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

            Furniture and equipment       6-15%        Straight line
            Computer equipment              33%        Straight line
            Leasehold improvements     Straight line over the term of the lease

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2006 and 2005, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

3.    Equipment

      Equipment is comprised as follows:

                                                   2006                      2005
                                           Accumulated               Accumulated
                                  Cost     Depreciation     Cost     Depreciation
                                --------   ------------   --------   ------------

      Furniture and equipment     60,090         29,451     57,747         23,170

      Computer equipment        $396,856   $    287,845   $546,164   $    393,071

      Leasehold improvements      18,810         18,356     37,684         28,953
                                --------   ------------   --------   ------------

                                $475,756   $    335,652   $641,595   $    445,194
                                --------   ------------   --------   ------------

      Net carrying amount                  $    140,104              $    196,401
                                           ------------              ------------


4.    Advances from Shareholder

      The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment.

      According to an agreement dated January 2003, the shareholder granted a credit facility of $500,000 to the Company in return for preferred class C shares as described in note 7. At the quarter ended June 30, 2006, the line of credit has an outstanding balance of $433,349.

5.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at June 30, 2006 and 2005, the amount of the liabilities accrued were $126,188 and $82,935 respectively. Severance pay expenses for the periods ended June 30, 2006 and 2005 were $12,812 and $21,542 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at June 30, 2006 and 2005 were $66,214 and $46,091 respectively. Income earned from the deposit funds for 2006 and 2005 was immaterial.

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

6.    Notes Payable

                                                         2006         2005
                                                      ----------   ----------

      Syntek Capital AG
        - a significant shareholder until July 2002   $       --   $  900,000
      DEP Technology Holdings Ltd.
        - a significant shareholder until July 2002           --      900,000
      Accrued interest                                        --      107,093
                                                      ----------   ----------

                                                              --    1,907,093

      Less: Current portion                                   --      149,200
                                                      ----------   ----------

                                                      $       --   $1,757,893
                                                      ==========   ==========


      On March 8, 2006, the above $900,000 note payable to Syntek Capital AG ("Syntek") was converted into 6,200,224 common shares of the Company pursuant to an agreement dated December 22, 2005.

      In addition, the Company will issue warrants to Syntek for the purchase of up to 5,263,158 common shares of the Company at an exercise price of $0.19 per warrant. As at June 30, 2006, warrants have been issued but not exercised.

      On March 8, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. ("DEP").

      Under both agreements, the three founding shareholders will transfer 11.25% of their shareholdings to Syntek and DEP. As at June 30, 2006, only two of the founding shareholders transferred 11.25% of their shareholdings or 3,534,815 common shares to each of Syntek and DEP.

      After the above mentioned conversions and transfers are completed, each of Syntek and DEP will own 9% of the total outstanding common stock of the Company. If the warrants are exercised, their percentage ownership in the Company will increase to 13%.

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

                                                           2006       2005
      Issued and outstanding
        128,902,659 Common shares (2005 - 69,506,898)   $219,135   $118,162
                                                        --------   --------


      Stock warrants and options:

      The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The following assumptions were used:

                                         2006                       2005
                               -----------------------    -----------------------
                               Israel    International    Israel    International
                               ------    -------------    ------    -------------
      Interest rate                 8%               8%        5%               5%
      Expected volatility          80%              80%       50%              50%
      Expected life in years        5                7         6                8


      Warrants:

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares as mentioned in note 6, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. The value assigned to the warrants was $ 218,114. As of June 30, 2006, the warrants have not been converted into common shares.

      On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. as mentioned in note 6. The value assigned to the warrants was $ 218,114. As of June 30, 2006, the warrants have not been converted into common shares.

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

7.    Capital Stock (cont'd)

      Capital Stock:

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

      On April 28, 2006, the Company issued 2,818,182 common shares to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. At June 30, 2006, $51,667 has been charged to consulting expense and $258,333 has been deferred and will be amortized over the term of the contract.

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

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. As of June 30, 2006, 38,256 options under the Israel 2003 share option plan were not yet granted.

      On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan has been cancelled and reissued in accordance with SFAS 123, paragraph 187 Accounting for Stock Based Payments (Modification of Awards).

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

            Year ended December 31, 2001   $  9,000
            Year ended December 31, 2002         --
            Year ended December 31, 2003    384,889
            Year ended December 31, 2004     25,480
            Year ended December 31, 2005     13,733
            Period ended June 30, 2005       75,032
                                           --------

                                           $508,134
                                           --------


      The following table summarizes the activity of common stock options during 2006 and 2005:

                                                    2006                          2005
                                         ---------------------------   ---------------------------
                                           Israel     International      Israel     International
                                         ----------   --------------   ----------   --------------

      Outstanding, beginning of period    3,745,192        1,026,797   18,455,850       25,361,094
        Granted                           1,260,000               --           --               --
        Exercised                          (169,871)              --           --               --
        Preferred stock options
          converted to common                    --               --           --               --
        Forfeited                            (1,813)              --           --               --
                                         ----------   --------------   ----------   --------------

      Outstanding, end of period          4,833,508        1,026,797   18,455,850       25,361,094
                                         ==========   ==============   ==========   ==============
      Weighted average fair value of
        common stock options granted
        during the period                $   0.0494   $           --   $       --   $           --
                                         ==========   ==============   ==========   ==============
      Weighted average exercise price
        of common stock options,
        beginning of period              $   0.0017   $       0.0017   $   0.0017   $       0.0017
                                         ==========   ==============   ==========   ==============
      Weighted average exercise price
        of common stock options
        granted in the period            $   0.0500   $           --   $       --   $           --
                                         ==========   ==============   ==========   ==============
      Weighted average exercise price
        of common stock options, end
        of period                        $   0.0143   $       0.0017   $   0.0017   $       0.0017
                                         ==========   ==============   ==========   ==============

      Weighted average remaining
        contractual life of common
        stock options                       5 years          7 years      6 years          8 years
                                         ==========   ==============   ==========   ==============

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

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

      The Company has deferred income tax assets as follows:

                                                                 2006           2005
                                                             -----------    -----------

      Deferred income tax assets
        Non-capital losses carried forward                   $ 2,602,000    $ 2,310,000
        Valuation allowance for deferred income tax assets    (2,602,000)    (2,310,000)
                                                             -----------    -----------

                                                             $        --    $        --
                                                             ===========    ===========


      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As at June 30, 2006, the Company has approximately $10,408,000 of tax losses carried forward in the parent company and no tax losses carried forward in the Israeli subsidiary. Losses in the United States, if not utilized will expire in twenty years from the year of origin as follows:

            December 31, 2020    $   909,500
                         2021      2,398,000
                         2022        778,000
                         2023      5,005,000
                         2024        581,000
                         2025        560,500
                         2026        176,000
                                 -----------
                                 $10,408,000
                                 -----------

M-WISE, INC.
Notes to Financial Statements
June 30, 2006 and 2005

9.    Related Party Transactions

      During the period, the Company incurred directors consulting fees and salaries in the amount of $110,000 (2005, $110,000). At June 30, 2006 and
      2005, $566,000 and $462,000 respectively, was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

10.   Major Customers

      In the six months ended June 30, 2006, the Company had four major customers which accounted for 39%, 18%, 18% and 13% of the total revenue. 71% of the Company's total sales in the June 30, 2006 quarter were in the United States. In the six months ended June 30, 2005, the Company had one major customer in Asia which primarily accounted for 63% of the total revenue.

11.   Commitments

      a) The company is committed under an operating lease for its premises expiring June 30, 2008. Minimum annual payment exclusive of taxes, insurance, and maintenance costs) under the lease is $54,000. In addition, the company is committed under operating vehicle lease as follows:

            Twelve months ended June 30, 2007   $ 90,000
            Twelve months ended June 30, 2008     58,000
            Twelve months ended June 30, 2009     32,000
            Twelve months ended June 30, 2010      2,000
                                                --------
                                                $182,000
                                                --------

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005.

REVENUES

License fees and products. Revenues from license fees and products decreased 46% to $622,650 for the six months ended June 30, 2006 from $1,142,938 for the same period in 2005. The decrease primarily consisted of $1,026,850 revenues which was derived from a one time licensing fee recognized in 2005 from our contract with First Advanced Multi-Media Entertainment.

Revenue share. Revenues from revenue share increased 147% to $160,072 for the six months ended June 30, 2006 from $64,689 for the same period in 2005. The increase primarily consisted of revenues from current customers who were not our customers during the first six months of 2005 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support decreased 42% to $241,978 for the six months ended June 30, 2006 from $416,155 for the same period in 2005. The decrease primarily consisted of $231,381 revenues derived in 2005 from two customers who have ceased the usage of our support services.

Cost of revenues.

Cost of revenues decreased 69% to $111,740 for the six months ended June 30, 2006 from $357,373 for the same period in 2005. This decrease was primarily due to lower revenues from License fees and products and revenues from customer services and technical support.

Operating expenses.

Research and development. Research and development expenses decreased 23% to $272,749 for the six months ended June 30, 2006 from $355,528 for the same period in 2005. This decrease was primarily due to a $70,159 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, increased to 27% for the six months ended June 30, 2006 from 22% for the same period in 2005.

General and administrative.

General and administrative expenses increased 5% to $613,406 for the six months ended June 30, 2006 from $584,584 for the same period in 2005. This increase was primarily due to a $88,837 increase in payroll and related expenses and a $32,521 increase in consulting expenses, partially offset by a $75,753 decrease in marketing expenses and a $36,012 decrease in rent expenses. General and administrative expenses, stated as a percentage of revenues, increased to 60% for the six months ended June 30, 2006 from 36% for the same period in 2005.

Financing expenses.

Financing expenses. Our financing expenses increased 1,258% to $251,518 for the six months ended June 30, 2006 from $18,521 for the same period in 2005. The increase primarily consisted of $222,104 financing fee paid by issuance of common shares.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $68,536 as of June 30, 2006 and $573 as of December 31, 2005. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of June 30, 2006, $433,349 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund although we have not yet made any draws on such line. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

 Operating activities.

For the six months ended June 30, 2006 we used $34,974 of cash in operating activities primarily due to our net loss of $224,713 and a $374,141 increase in accounts receivables, partially offset by $222,104 financing fee paid by issuance of common shares and a $136,963 increase in deferred revenues. In the same period in 2005 we used $175,009 of cash in operating activities primarily due to a $669,890 decrease in deferred revenues, partially offset by our net earnings of $307,776 and a $140,504 increase in other payables and accrued liabilities.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the six months ended June 30, 2006, net cash used in investing activities was $28,829 consisting of an investment in equipment. In the same period in 2005 net cash used in investing activities was $32,744 consisting of an investment in equipment. For the six months ended June 30, 2006, net cash provided by financing activities was $131,766 primarily due to a $142,084 increase in advances from shareholder, partially offset by a $10,318 decrease in bank indebtedness. In the same period in 2005, net cash provided by financing activities was $83,380 due to a $75,192 increase in advances from shareholder and a $23,200 increase in notes payables, partially offset by a $15,012 decrease in bank indebtedness.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

In April 2006, we issued 2,818,182 common shares to a consultant pursuant to a technology consulting agreement we entered into with him.

Item 3.  Default upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1   Amended and restated Certificate of Incorporation**
3.2   Bylaws**
4.1   Purchase and registration rights agreement and schedule of details**
10.1  Amended and Restated Employment Agreement with Mordechai Broudo**
10.2 Amendment to Amended and Restated Employment Agreement with Mordechai Broudo**
10.3  Amended and Restated Employment Agreement with Shay Ben-Asulin**
10.4  Amendment to Amended and Restated Employment Agreement with Shay
      Ben-Asulin**
10.5  Employment Agreement, Gabriel Kabazo**
10.6  Confidentiality rider to Gabriel Kabazo Employment Agreement**
10.7  Employment Agreement Asaf Lewin**
10.8  2003 International Share Option Plan**
10.9  Form of Option Agreement, 2003 International Share Option Plan**
10.10 2001 International Share Option Plan**
10.11 Form of Option Agreement, 2001 International Share Option Plan**
10.12 2003 Israel Stock Option Plan**
10.13 Form of Option Agreement, 2003 Israel Stock Option Plan**
10.14 2001 Israel Share Option Plan**
10.15 Form of Option Agreement, 2001 Israel Share Option Plan** 10.16 Investors' Rights Agreement dated January 11, 2001**
10.17 Stockholders Agreement**
10.18 Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc.*
10.19 Purchase agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002**
10.20 Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003**
10.21 Consulting agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended see exhibit 10.20 above**
10.22 Amendment to Investors' Rights Agreement dated October 2, 2003**
10.23 Appendices to 2003 Israel Stock Option Plan**
10.24 Appendices to 2001 Israel Share Option Plan**
10.25 Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004**
10.26 Termination and Release Agreement by and among the Company and Syntek capital AG. (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on January 13, 2006)
10.27 Termination and Release Agreement dated February 2, 2006 by and among the Company and DEP Technology Holdings Ltd (Incorporated by reference to
      Exhibit 10.1 of the current report on Form 8-K filed on February 7, 2006)
21.   List of Subsidiaries** 31.1 Rule 13a-14(a)/15d-14(a) Certification.*

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

                                        m-WISE, INC.
                                        (Registrant)

Date:  August 14, 2006                  /s/ Shay Ben-Asulin
                                        ------------------------
                                        Name:  Shay Ben-Asulin
                                        Title: Chairman