Form 10QSB
period 2006-09-30
M WISE INC
filed 2006-11-14
CIK 1242047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

                 [X] Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2006

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                       Commission File Number 333-106160

                                  m-Wise, Inc.
                                  ------------

       (Exact name of small business issuer as specified in its charter)

               Delaware                           11-3536906
               --------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

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

                                 Yes [X] No [ ]

      The number of shares outstanding of the issuer's common stock, as of November 13, 2006 was 128,902,659.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
                                  m-Wise, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
        Unaudited Balance Sheet as of September 30, 2006                     F-1
        Unaudited Statements of Operations for the Three Months
          Ended and Nine Months Ended September 30, 2006 and 2005 F-4 - F-5 Unaudited Statements of Cash Flows for the Nine Months
          Ended September 30, 2006 and 2005                                  F-7
        Notes to Unaudited Financial Statements                       F-8 - F-22
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  3
Item 3. Controls and Procedures                                                6

PART II
OTHER INFORMATION

Item 1  Legal Proceedings                                                     23
Item 2  Changes in Securities and Small Business                              23
        Issuer Purchases of Equity Securities                                 23
Item 3  Defaults upon Senior Securities                                       23
Item 4  Submission of Matters to a Vote of Security Holders                   23
Item 5  Other Information                                                     23
Item 6  Exhibits and Reports on Form 8-K                                      23

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

                                  m-Wise, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2006 AND 2005



                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                  F-4 - F-5

Consolidated Statements of Changes in Stockholders' Deficit                  F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to Consolidated Financial Statements                            F-8 - F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of m-Wise, Inc.


         We have reviewed the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiaries (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine months then ended. These interim financial statements are the responsibility of the Company's management.

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



                                                 "SF PARTNERSHIP, LLP"



Toronto, Canada                                  CHARTERED ACCOUNTANTS
November 6, 2006
m-Wise, Inc.
Balance Sheets
September 30, 2006 and 2005


                                                               2006            2005

                                     ASSETS
Current
    Cash                                                   $     20,891    $      9,988
    Accounts receivable - trade (net of allowance for           450,653         236,996
       doubtful accounts of $70,186, 2005, $25,177)
    Prepaid and sundry assets                                   204,097          45,457
                                                           ------------    ------------
Total Current Assets                                            675,641         292,441
Long-term Prepaid Expenses                                       20,015          21,015
Equipment (note 3)                                              133,513         176,391
Deferred Financing Fees                                          15,795          28,423
                                                           ------------    ------------
Total Assets                                               $    844,964    $    518,270
                                                           ============    ============


                                   LIABILITIES
Current
    Bank indebtedness                                      $     11,421    $     24,307
    Trade accounts payable                                       60,011         148,679
    Advances from stockholder (note 4)                          435,254         133,853
    Other payables and accrued liabilities                      905,237         990,338
    Billings in excess of costs on uncompleted contracts         65,383              --
    Notes payable - current portion                                  --         166,800
                                                           ------------    ------------
Total Current Liabilities                                     1,477,306       1,463,977
Accrued Severance Pay (note 5)                                   63,340          48,520
Notes Payable (note 6)                                               --       1,751,893
                                                           ------------    ------------
Total Liabilities                                             1,540,646       3,264,390
                                                           ------------    ------------


Commitments and Contingencies (note 11)

                                  STOCKHOLDERS'
                                   DEFICIENCY

Common Stock (note 7)                                      $    219,135    $    134,307
Additional Paid in Capital                                    9,950,382       7,397,721
Accumulated Deficit                                         (10,865,199)    (10,278,148)
                                                           ------------    ------------
Total Stockholders' Deficiency                                 (695,682)     (2,746,120)
                                                           ------------    ------------
Total Liabilities and Stockholders' Deficiency             $    844,964    $    518,270
                                                           ============    ============


          (The accompanying notes of the financial statements are an integral part of these statements.)

m-Wise, Inc.
Consolidated Statements of Operations
Nine Months Ended September 30, 2006 and 2005


                                                       2006             2005

Net Sales                                         $   1,523,953    $   1,976,469

Cost of Sales                                           165,106          436,559
                                                  -------------    -------------

Gross Profit                                          1,358,847        1,539,910
                                                  -------------    -------------

Expenses
    General and administrative                          920,203        1,278,200
    Research and development                            396,575          521,601
    Financial                                           267,777           23,458
                                                  -------------    -------------

                                                      1,584,555        1,823,259
                                                  -------------    -------------

Net Loss and Comprehensive Loss                   $    (225,708)   $    (283,349)
                                                  =============    =============

Basic and Fully Diluted Loss Per Share (note 7)   $        0.00             0.00
                                                  =============    =============

Basic Weighted Average Number of Shares             124,656,511       72,300,957
                                                  =============    =============


          (The accompanying notes of the financial statements are an integral part of these statements.)

m-Wise, Inc.
Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005


                                                       2006             2005

Sales                                             $     499,253    $     352,687

Cost of Sales                                            53,366           79,186
                                                  -------------    -------------

Gross Profit                                            445,887          273,501
                                                  -------------    -------------

Expenses
    General and administrative                          306,797          693,617
    Research and development                            123,826          166,073
    Financial                                            16,259            4,937
                                                  -------------    -------------

                                                        446,882          864,627
                                                  -------------    -------------

Net Loss and Comprehensive Loss                   $        (995)   $    (591,126)
                                                  =============    =============

Basic and Fully Diluted Loss Per Share (note 7)   $        0.00            (0.01)
                                                  =============    =============

Basic Weighted Average Number of Shares             128,902,659       77,363,180
                                                  =============    =============


          (The accompanying notes of the financial statements are an integral part of these statements.)

m-Wise, Inc.
Consolidated Statements of Stockholders' Deficit
Nine Months Ended September 30, 2006 and 2005


                                               Common Stocks
                                                                       Additional
                                         Number of                      Paid in       Accumulated
                                           Shares         Amount        Capital         Deficit
                                        ------------   ------------   ------------    ------------

Balance, January 1, 2005                  69,506,898   $    118,162   $  6,894,664    $ (9,994,799)

Options vested for employee services              --             --         11,735              --

Shares issued for employee services        5,000,000          8,500        491,500              --

Exercise of stock options                  4,497,204          7,645           (178)             --

Net Loss                                          --             --             --        (283,349)
                                        ------------   ------------   ------------    ------------

Balance, September 30, 2005               79,004,102   $    134,307   $  7,397,721    $(10,278,148)
                                        ============   ============   ============    ============

Balance, January 1, 2006                 113,514,158   $    192,974   $  7,399,394    $(10,639,491)

Issuance of common stock for
   repayment of the notes payable
    (notes 6 and 7)                       12,400,448         21,081      1,723,829              --

Issuance of warrants for repayment of
   notes payable (notes 6 and 7)                  --             --        436,228              --

Exercise of stock options (note 7)
   - quarter ended March 31, 2006            169,871            289            (18)             --

Issuance of common stock for
   consulting fees (note 7) - quarter
   ended June 30, 2006                     2,818,182          4,791        305,209              --

Options vested for employee services
   (note 7)                                       --             --         85,740              --

Net loss                                          --             --             --        (225,708)
                                        ------------   ------------   ------------    ------------

Balance, September 30, 2006              128,902,659   $    219,135   $  9,950,382    $(10,865,199)
                                        ============   ============   ============    ============


          (The accompanying notes of the financial statements are an integral part of these statements.)

m-Wise, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005


                                                                                       2006           2005
Cash Flows from Operating Activities
    Net loss                                                                       $  (225,708)   $  (283,349)
    Adjustments  required to  reconcile  net loss to net cash used in  operating activities:
      Consulting fees paid by issuance of common stocks                                129,167             --
      Depreciation                                                                      82,551         83,084
      Wages and salaries paid by options                                                86,011         11,735
      Financing fees paid by issuance of common stocks                                 222,104             --
      Wages and salaries paid by issuance of shares                                         --        500,000
    Net Changes in Assets & Liabilities
      Accounts receivable - trade                                                     (297,619)       (81,633)
      Prepaid and sundry assets                                                        (12,365)       (38,449)
      Billings in excess of costs on uncompleted contracts                              51,583       (669,890)
      Trade accounts payable                                                           (34,893)           126
      Other payables and accrued liabilities                                           (91,328)       183,461
      Long-term prepaid expenses                                                         2,282         (6,420)
      Amortization of deferred financing fees                                            9,471          9,471
      Accrued severance pay                                                              4,869         32,003
                                                                                   -----------    -----------
Net Cash Used in Operating Activities                                                  (73,875)      (259,861)
                                                                                   -----------    -----------
Cash Flows from Investing Activities
    Acquisition of equipment                                                           (50,149)       (38,696)
                                                                                   -----------    -----------

Net Cash Used in Investing Activities                                                  (50,149)       (38,696)
                                                                                   -----------    -----------

Cash Flows from Financing Activities
    Advances from stockholder                                                          143,989        133,853
    Proceeds from issuance of Promissory Notes                                              --         34,800
    Proceeds from issuance of common stock and warrants
       for repayment of notes payable                                                1,959,034             --
    Repayment of notes payable                                                      (1,959,034)            --
    Bank indebtedness - net                                                                353          7,571
    Proceeds from stock options exercised                                                   --          7,467
                                                                                   -----------    -----------
Net Cash Provided by Financing Activities                                              144,342        183,691
                                                                                   -----------    -----------
Net Increase (Decrease) in Cash                                                         20,318       (114,866)
Cash - beginning of  period                                                                573        124,854
                                                                                   -----------    -----------
Cash - end of period                                                               $    20,891    $     9,988
                                                                                   ===========    ===========

Interest and Income Taxes Paid

During the quarter, the Company had no cash flows arising
    from income taxes and interests paid as follows:
    Interest paid                                                                  $     1,924    $       769
                                                                                   ===========    ===========


m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


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

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended September 30, 2006, the Company experienced net losses of $225,708 and a working capital deficit of $801,665 (2005 - $1,171,536).

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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


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

      c)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $500,000 provided by a stockholder as disclosed in note
            4. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      d)    Equipment and Depreciation

            Equipment stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

             Furniture and equipment              6-15%          Straight line
             Computer equipment                     33%          Straight line
             Leasehold improvements    Straight line over the term of the lease
m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


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

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2006 and 2005, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


2. Summary of Significant Accounting Policies (cont'd)

      j)    Earnings per Common Stock

            The Company calculates net earnings per share based on SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net earnings attributable to the common stockholders by the weighted average number of common stocks outstanding. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were dilutive.

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

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


2. Summary of Significant Accounting Policies (cont'd)

      k) Impact of Recently Issued Accounting Standards (cont'd)

            In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

            In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in
            Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

             In September 2006, the Securities and Exchange  Commission  ("SEC")
            staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


2. Summary of Significant Accounting Policies (cont'd)

      k) Impact of Recently Issued Accounting Standards (cont'd)

            In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R) ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

            In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


3.    Equipment

      Equipment is comprised as follows:

                                                  2006                          2005
                                               Accumulated                   Accumulated
                                    Cost       Depreciation       Cost       Depreciation
                                ------------   ------------   ------------   ------------

      Furniture and equipment         60,090         31,067         57,747         24,737
      Computer equipment        $    415,011   $    312,573   $    552,116   $    415,247
      Leasehold improvements          20,868         18,816         37,684         31,172
                                ------------   ------------   ------------   ------------

                                $    495,969   $    362,456   $    647,547   $    471,156
                                ------------   ------------   ------------   ------------

      Net carrying amount                      $    133,513                  $    176,391
                                               ------------                  ------------


4.    Advances from Stockholder

      The advances from the major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class C shares as described in note 7. At the quarter ended September 30, 2006, the company has drawn $435,254 on the line of credit.


5.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at September 30, 2006 and 2005, the amount of the liabilities accrued were $133,115 and $99,824 respectively. Severance pay expenses for the periods ended September 30, 2006 and 2005 were $19,948 and $42,864 respectively.

      The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at September 30, 2006 and 2005 were $69,775 and $51,304 respectively. Income earned from the deposit funds for 2006 and 2005 was immaterial.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


6.    Notes Payable


                                                         2006         2005
      Syntek Capital AG
        - a significant stockholder until July 2002   $       --   $  900,000
      DEP Technology Holdings Ltd.
        - a significant stockholder until July 2002           --      900,000
      Accrued interest                                        --      118,693
                                                      ----------   ----------
                                                              --    1,918,693
      Less: Current portion                                   --      166,800
                                                      ----------   ----------
                                                      $       --   $1,751,893
                                                      ==========   ==========


      On March 8, 2006, the above $900,000 note payable to Syntek Capital AG ("Syntek") was converted into 6,200,224 common stocks of the Company pursuant to an agreement dated December 22, 2005.

      In addition, the Company will issue warrants to Syntek for the purchase of up to 5,263,158 common stocks of the Company at an exercise price of $0.19 per warrant. As at September 30, 2006, warrants have been issued but not exercised.

      On March 8, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. ("DEP").

      Under both agreements, the three founding stockholders transferred 11.25% of their shareholdings to Syntek and DEP in accordance with the agreement.

      As a result of the above transfers, each of Syntek and DEP owns 9% of the total outstanding common stock of the Company as at September 30, 2006. If the warrants are exercised, their percentage ownership in the Company will increase to 13%.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


7.    Common Stock


        Authorized
          210,000,000      Common stocks
          170,000,000      Preferred shares
                           Series "A": convertible, voting,  par value of $0.0017 per share
                           Series "B": 10% non-cumulative dividend, redeemable, convertible, voting,  par value of $0.0017 per share
                           Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share


                                                          2006       2005
       Issued and outstanding
                  128,902,659   Common stocks
                  (2005 - 79,004,102)                   $219,135   $134,307
                                                        --------   --------

      Stock warrants and options:

      The Company accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The following assumptions were used:


                                        2006                          2005
                                 Israel       International    Israel       International

      Interest rate                   8%                  8%        5%                  5%
      Expected volatility            80%                 80%       50%                 50%
      Expected life in years          5                   7         8                  10


      Warrants:

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common stocks as mentioned in note 6, whereby the Company issued warrants to purchase up to 5,263,158 common stocks of the Company at an exercise price of $0.19. The value assigned to the warrants was $ 218,114. As of September 30, 2006, the warrants have not been converted into common stocks.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


7. Common Stock (cont'd)

      On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. as mentioned in note 6. The value assigned to the warrants was $218,114. As of September 30, 2006, the warrants have not been converted into common stocks.

      Capital stock:

      On July 29, 2005, the Company issued 5,000,000 common stocks, at par value, to its Chief Financial Officer as compensation for services rendered from September 2002 to December 2005. It was agreed upon by the parties that the fair value of such services was $500,000, all of which has been charged to wage expense

      On March 8, 2006, the Company issued 12,400,448 common stocks for repayment of the $1,800,000 note payable to Syntek Capital AG ("Syntek") and DEP as mentioned in note 6.

      On April 28, 2006, the Company issued 2,818,182 common stocks to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. At September 30, 2006, $129,167 has been charged to consulting expense and $180,833 has been deferred and will be amortized over the term of the contract.

      Stock Options:

      In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common stocks of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common stocks having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2006, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      In the quarter ended March 31, 2006, a total of 169,871 common stock options were exercised by the employees.

m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


7. Common Stock (cont'd)

      Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common stocks of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common stocks of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. As of September 30, 2006, 38,256 options under the Israel 2003 share option plan were not yet granted.

      On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan has been cancelled and reissued in accordance with SFAS 123, paragraph 187 Accounting for Stock Based Payments (Modification of Awards).

      On August 14, 2006, 6,000,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.04.

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


              Year ended December 31, 2001                $        9,000
              Year ended December 31, 2002                             --
              Year ended December 31, 2003                       384,889
              Year ended December 31, 2004                        25,480
              Year ended December 31, 2005                        13,733
               Period ended September 30, 2006                    85,740
                                                          --------------

                                                          $      518,842
                                                          --------------


m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


7. Common Stock (cont'd)

      The following table summarizes the activity of common stock options during 2006 and 2005:


                                                        2006                           2005
                                                 Israel       International      Israel     International
                                               -----------    --------------   ----------   -------------

      Outstanding, beginning of period           3,745,192         1,026,797   18,455,850      25,361,094
         Granted                                 7,260,000                --           --              --
         Exercised                                (169,871)               --   (4,000,464)       (496,740)
         Preferred stock options converted
         to common                                      --                --           --              --
         Forfeited                                  (1,813)               --       (3,797)         (1,404)
                                               -----------    --------------   ----------   -------------

      Outstanding, end of period                10,833,508         1,026,797   14,451,589      24,862,950
                                               -----------    --------------   ----------   -------------

      Weighted average fair value of common
      stock options granted during the
      period                                   $    0.0356    $           --   $       --   $          --
                                               -----------    --------------   ----------   -------------

      Weighted average exercise price of
      common stock options, beginning of
      period                                   $    0.0017    $       0.0017   $   0.0017   $      0.0017
                                               -----------    --------------   ----------   -------------

      Weighted average exercise price of
      common stock options granted in the
      period                                   $    0.0417    $           --   $       --   $          --
                                               -----------    --------------   ----------   -------------

      Weighted average exercise price of
      common stock options, end of
      period                                   $    0.0285    $       0.0017   $   0.0017   $      0.0017
                                                 ---------    --------------   ----------   -------------

      Weighted average remaining contractual
      life of common stock options                 5 years           7 years      6 years         8 years
                                                 ---------    --------------   ----------   -------------


m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


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

      The Company has deferred income tax assets as follows:


                                                                   2006           2005

        Deferred income tax assets
          Non-capital losses carried forward                   $ 2,618,000      2,460,000
          Valuation allowance for deferred income tax assets    (2,618,000)    (2,460,000)
                                                               -----------      ---------
                                                               $        --      $      --
                                                               ===========      =========


      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As at September 30, 2006, the Company has approximately $10,472,000 of tax losses carried forward in the parent company and no tax losses carried forward in the Israeli subsidiary. Losses in the United States, if not utilized will expire in twenty years from the year of origin as follows:

          December 31, 2020                         $     909,500
                       2021                             2,398,000
                       2022                               778,000
                       2023                             5,005,000
                       2024                               581,000
                       2025                               560,500
                       2026                               240,000
                                                 ----------------

                                                 $     10,472,000
m-Wise, Inc.
Notes to Financial Statements
September 30, 2006 and 2005


9.    Related Party Transactions

      During the period, the Company incurred directors consulting fees and salaries in the amount of $165,000 (2005, $165,000). At September 30, 2006 and 2005, $533,000 and $512,000 respectively, was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


10.   Major Customers

      In the nine months ended September 30, 2006, the Company had four major customers which accounted for 29%, 22%, 16% and 12% of the total revenue. 77% of the Company's total sales in the September 30, 2006 quarter were in the United States.In the nine months ended September 30, 2005, the Company had one major customer in Asia which primarily accounted for 57% of the total revenue.


11.   Commitments

      a) The company is committed under an operating lease for its premises expiring June 30, 2008. Minimum annual payment exclusive of taxes, insurance, and maintenance costs) under the lease is $54,000. In addition, the company is committed under operating vehicle lease as follows:


                 Twelve months ended September 30, 2007       $       83,000
                 Twelve months ended September 30, 2008               49,000
                 Twelve months ended September 30, 2009               25,000
                                                              --------------

                                                              $      157,000


      b) On February 10, 2006, the Company entered into an equity financing agreement with a Delaware limited partnership ("DLP"), to sell up to 20,000,000 of the Company's common stocks (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

            In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant stockholder can sell up to 30,000,000 common stocks at market value.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES

License fees and products. Revenues from license fees and products decreased 30% to $873,440 for the nine months ended September 30, 2006 from $1,251,438 for the same period in 2005. The decrease primarily consisted of $1,135,350 revenues which was derived from a one time licensing fee recognized in 2005 from our contract with First Advanced Multi-Media Entertainment.

Revenue share. Revenues from revenue share increased 159% to $265,576 for the nine months ended September 30, 2006 from $102,637 for the same period in 2005. The increase primarily consisted of revenues from current customers who were not our customers during the first nine months of 2005 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support decreased 38% to $384,937 for the nine months ended September 30, 2006 from $622,394 for the same period in 2005. The decrease primarily consisted of $363,173 revenues derived in 2005 from two customers who have ceased the usage of our support services.

Cost of revenues.

Cost of revenues decreased 62% to $165,106 for the nine months ended September 30, 2006 from $436,559 for the same period in 2005. This decrease was primarily due to lower revenues from License fees and products and revenues from customer services and technical support.

Operating expenses.

Research and development. Research and development expenses decreased 24% to $396,575 for the nine months ended September 30, 2006 from $521,601 for the same period in 2005. This decrease was primarily due to a $112,251 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues was 26% for the nine months ended September 30, 2006 and 26% for the same period in 2005.

General and administrative.

General and administrative expenses decreased 28% to $920,203 for the nine months ended September 30, 2006 from $1,278,200 for the same period in 2005. This decrease was primarily due to a $363,596 decrease in consulting expenses and a $61,144 decrease in marketing expenses, partially offset by a $100,100 increase in payroll and related expenses and a $28,305 increase in other expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 60% for the nine months ended September 30, 2006 from 65% for the same period in 2005.

Financing expenses.

Financing expenses. Our financing expenses increased 1,042% to $267,777 for the nine months ended September 30, 2006 from $23,458 for the same period in 2005. The increase primarily consisted of $222,104 financing fee paid by issuance of common shares.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $20,891 as of September 30, 2006 and $573 as of December 31, 2005. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of September 30, 2006, $435,254 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

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

Operating activities.

For the nine months ended September 30, 2006 we used $73,875 of cash in operating activities primarily due to our net loss of $225,708 and a $297,619 increase in accounts receivables, partially offset by a $222,104 financing fee paid by issuance of common shares and a $129,167 increase in consulting fees paid by issuance of common shares. In the same period in 2005, we used $259,861 of cash in operating activities primarily due to a $669,890 decrease in deferred revenues and our net loss of $283,349, partially offset by $500,000 in wages and salaries paid by issuance of shares and a $183,461 increase in other payables and accrued liabilities.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the nine months ended September 30, 2006, net cash used in investing activities was $50,149 consisting of an investment in equipment. In the same period in 2005, net cash used in investing activities was $38,696 consisting of an investment in equipment. For the nine months ended September 30, 2006, net cash provided by financing activities was $144,342 primarily due to a $143,989 increase in advances from a shareholder. In the same period in 2005, net cash provided by financing activities was $183,691 due to a $133,853 increase in advances from a shareholder and a $34,800 increase in notes payables.

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

Item1.  Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None.

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

                                           m-Wise, INC.
                                           (Registrant)

Date: November 13, 2006                    /s/ Shay Ben-Asulin
                                           -------------------
                                           Name: Shay Ben-Asulin
                                           Title:  Chairman