Form 10KSB
period 2006-12-31
M WISE INC
filed 2007-04-02
CIK 1242047

FORM 10-KSB

                              m-Wise Inc. - MWIS.OB


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                         COMMISSION FILE NO. 333-106160

                                  m-Wise, Inc.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                        11-3536906
    ---------------------------------       ---------------------
      (STATE OR OTHER JURISDICTION              (IRS EMPLOYER
    OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                 3 Sapir Street, Herzeliya Pituach, Israel 46852

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 +972-73-2620000

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

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Registrant's revenues for the fiscal year ended December 31, 2006 were $2,230,264.

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 29, 2007, was approximately $10,165,324. Shares of common stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares of common stock outstanding as of April 2, 2007:
132,824,905

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):

Yes |X|; No |_|

                                TABLE OF CONTENTS

            PART I

1.    Description of Business                                                  1

2.    Description of Property                                                  8

3.    Legal Proceedings                                                        8

4.    Submission of Matters to a Vote of Security Holders                      8

            PART II

5.    Market for Common Equity and Related Stockholder Matters                 8

6.    Management's Discussion and Analysis or Plan of Operation               10

7.    Financial Statements                                                    18

8.    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                                     19

8A.   Controls and Procedure                                                  19

            PART III

9.    Directors, Executive Officers, Promoters and Control Persons
      and Corporate Goverance; Compliance With Section 16(a) of the
      Exchange Act                                                            20

10.   Executive Compensation                                                  22

11.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                         27

12.   Certain Relationships and Related Transactions, and Director
      Independence                                                            28

13.   Exhibits                                                                32

14.   Principal Accountant Fees and Services                                  32

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

      When used in this Annual Report on Form 10-KSB, "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

                                     PART I

Item 1. Description of Business.

BACKGROUND

      We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application platform marketed under the brand MOMA platform. A platform, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television) into the mobile networks, and through them to their customers-mobile phone users. The MOMA platform enables cellular operators and wireless application service providers to provide data and multimedia value-added services and content to their customers such as: person to person telephone calls, text messaging, ring tones, sports news and alerts, pictures and TV voting for contest shows, over wireless networks. Our platform is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications across more than 50 European and Asian networks for over 50 various internationally known content and media providers. These include applications such as content delivery services, games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers, through our wholly owned UK subsidiary and its Italian, French and Spanish subsidiaries. In the second half of 2002, we ceased operating and owning hardware infrastructure in order to concentrate on licenses and installed sales of our technology, and the operations of our UK subsidiary and its European subsidiaries were discontinued. Shay Ben-Asulin and Mordechai Broudo were the directors of our wholly owned UK subsidiary. Our UK subsidiary had three wholly owned subsidiaries: (i) m-Wise s.a.r.l. (France), which previously provided sales and customer support in France, the sole officer and director was Mordechai Broudo, our Chief Executive Officer; (ii) m-Wise S.r.l. (Italy), which previously provided sales and customer support in Italy, the sole officer and director was Shay Ben-Asulin, our Chairman and Secretary; and (iii) m-Wise Spain, S.L, which previously provided sales and customer support in Spain, the sole officer and director was Mordechai Broudo. Our Israeli subsidiary is legally active in its jurisdiction of incorporation, however, our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. The liquidation of our UK subsidiary and its subsidiaries is not likely to affect our revenues in Europe as our European clients contract directly with us, or via a channel partner.

      We operate mainly through m-Wise Ltd., our wholly owned subsidiary in Israel. The officers of our Israeli subsidiary are Mordechai Broudo, Chairman, Zach Sivan, Chief Executive Officer, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer, and the directors are Shay Ben-Asulin and Mordechai Broudo. We currently sell our MOMA Platform directly, through potential channel partners and through regional representatives in Taiwan, Philippines, Colombia, Brazil and the United States.

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

X - Content download - enables subscribers to download digital content such as ringtones, pictures, animations, games and video files to their mobile handsets

X Interactive media, such as quizzes and online gaming, enabled, inter alia, by Java (J2ME) technology;

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

GROWING IMPORTANCE OF MIDDLEWARE AND CONTENT DELIVERY SOLUTIONS

      Our MOMA Platform plays the role of content and service delivery Platform provides a centralized approach to middleware. We view the role of our middleware as central to the service offering by reducing the complexity in the supply chain. Wireless operators and wireless application service providers currently negotiate with a large number of industry players to deliver content, including access providers, payment providers, content aggregators and applications developers. We emphasize our business value as reducing service development costs for wireless operators and wireless application service providers by providing a single horizontal platform on which to build and deliver value added services, and on which to manage value added services, content, and billing relationships. We believe that the single middleware solution reduces the time spent negotiating with third parties to implement and run new services, and then manage those agreements.

      We believe that middleware and content delivery solutions will play a central role in the wireless operator and wireless application service providers' service delivery offering. The core middleware will be installed on the operator and wireless application service provider's network to fulfill the functions of service development and management, with smaller versions of the platform installed at the operator or wireless application service providers' subsidiaries in additional geographic markets to share central sources of information. This approach lowers the costs for the operator by centralizing the processes that are currently built individually by content providers, geographic market and other criteria.

THE M-WISE STRATEGY

      We believe that we were early to recognize the role of middleware and content delivery solutions in an increasingly complex platform strategy, and that we positioned ourselves to successfully prove the capacity of our content and service delivery platform to act as middleware for wireless value added services regardless of different standards, device types and/or billing infrastructures. One of the ways in which we are promoting our middleware technology is by addressing wireless operators and wireless application service providers requirements for a centralized platform on which to build and manage value added services content and applications from a number of different providers. In a similar approach, we are targeting wireless application service providers in order to provide them with a centralized platform on which to develop and deliver their own service offering. We believe that a strong synergy underlies for us in acquiring a mobile content provider that sells directly to consumers. With the power of our current technology and geographical reach, a direct approach to consumers can have a tremendous effect on our revenues and profitability.

      We are always actively seeking to expand the range of our value proposition by recruiting channel partners with the needed synergy for promoting products in the nature of our solutions and with a strategic position to market our products to an identified potential customer base.

      We are also working consistently in the expansion of the range of the solutions that can be based on our technology. Recently we have started certain proactive moves with the objective of expanding implementations of wireless marketing solutions, such as advertising and customer loyalty programs based on our middleware and content delivery solutions.

PRODUCTS

      We develop , manufacture, market and support a software and hardware-based Content and Service Delivery Platform marketed under the brand MOMA Platform (MOMA is a middleware, i.e. a bundle of hardware and software parts that together provide all the functionalities described herein). The hardware consists of off-the-shelf products, which include an array of servers, network switches, high availability power supply and digital storage devices, that our customers purchase per our specifications or that we may purchase on their behalf, typically for no additional consideration other than the cost of such hardware components. Other customers may use an extension of the MOMA platform that is hosted by us, as an outsourced service for content and service delivery. The main software that runs these hardware components consists of the MOMA proprietary software code which we have developed. In addition, we use standard off-the-shelf software for which we purchase licenses for our use or on behalf of our customers and freeware (such as Linux, JSP, Microsoft SQL, Checkpoint's firewall solutions, Tomcat).

      Our MOMA Platform provides operators and service providers of wireless data systems an end-to-end range of functionalities necessary to develop, manage and launch wireless value added services and transactions. These functionalities include, among others, the ability to:

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

     o Mitigate many typical problems, such as real-time billing, anti-spam policies, itemized value added services billing and adequate customer support, through the delivery of a live window and centralized controls for all value added services, billing modules and third-party providers;

     o Manage and deliver mobile oriented content catalogues and adapt such content to the large variety of mobile handsets by automatically identifying handsets while downloading the content and transcoding the content to comply with handsets' specifications; and

     o Allow third parties to customized presentation layers such as web and WAP interfaces to display content and applications and link value added services with such IP based interfaces.

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

To enable this type of service, a middleware, such as our MOMA Platform performs the following:


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

      The functions described above are performed by the MOMA Platform proprietary code that we have developed, which requires standard operating systems and hardware (mainly servers) to operate.

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

CUSTOMERS

      Our current wireless data customers include prominently global wireless application service providers and wireless operators. For 2002, 36% of our revenues were derived from our contract with one customer and 73% with three customers. For the year ended December 31, 2002, iTouch Plc represented 36% of our sales; Comtrend Corporation represented 25% of our sales and Vodafone Omnitel represented 12% of our sales. For the year ended December 31, 2003, iTouch Plc represented 78% of our sales. For the year ended December 31, 2004, Unefon S.A., represented 54% of our sales. For the year ended December 31, 2005, First Advanced Multi-Media Entertainment represented 52% of our sales. For the year ended December 31, 2006, Thumbplay represented 29% of our sales, Unefon S.A. represented 24% of our sales and Supportcomm represented 14% of our sales.

      None of our customers are affiliated with us, our subsidiary, or any of our officers, directors or principal shareholders.

SALES CHANNELS

      We primarily operate through international and regional sales representatives to distribute and sell our products on a project-by-project basis. For example, we recently signed an OEM agreement with Comverse Technologies where according to this agreement, Comverse will distribute our content delivery solutions to their customer base which consists of a few hundred wireless operators. In this framework, we cooperate with Comverse in RFP processe and demonstrations to potential customers. The agreement with Comverse states a transfer price between m-Wise and Comverse consisting of volume-based license fees, labor-based professional services, and annual support and maintenance services.

RESEARCH AND DEVELOPMENT

      We devote significant resources to research and development. In January 2003, we were jointly awarded with Hewlett Packard an SIIRD Grant (Singapore-Israel Research and Development Foundation government grant of $186,343 USD) to upgrade the MOMA platform to support MMS and J2ME (Java technology for wireless applications) for wireless carriers in the Far East.

      This grant was funded during the years ended December 31, 2003, and 2004, and is reflected in our consolidated financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the years ended December 31, 2003, and 2004, we expended $282,845 and $295,996, respectively, on research and development activities. During the year ended December 31, 2005, we expended $534,933 on research and development activities. During the year ended December 31, 2006, we expended $455,160 on research and development activities

INTELLECTUAL PROPERTY

      Our intellectual property rights are important to our business. We protect our intellectual property rights with a combination of copyright processes, the use of contractual provisions with our customers and partners embodied in our license and partnership agreements, and procedures to maintain the confidentiality of trade secrets. Most of our intellectual property is embodied in software. The functionality of all software can eventually be reverse engineered, given enough time and resources. We rely on common law for protection of our trademarks "MOMA Gateway" and "m-Wise".

COMPETITION

      We encounter competition from numerous competitors, including dozens of smaller companies addressing niche content markets. Our larger competitors include Unipier Ltd. in SMS and MMS, Mobilitech, Inc. in J2ME and centralized technology platforms (middleware), Akumitti, End2end, Openwave Systems Inc. in application platforms, and LogicaCMG and Materna GmbH Information & Communications in the middleware arena. We believe our competitive strengths are our superior technology, which has been greatly enhanced since its release, and our technical experience in integrating our middleware with various third-party technologies already existing within the cellular operator or wireless application service providers network (e.g. SMSCs, MMSCs and legacy billing systems). We also believe our competitive strengths are further enhanced by our presence in the market through our sales to large local and global wireless service providers in each of the relevant vertical markets, partnering with industry-leading global and regional OEM/channel partners as well as local sales representatives, flexibility, and commercial experience in the industry.

EMPLOYEES

      Along with our subsidiary, we employ a total of 14 employees, including our officers. Three employees (Messrs. Broudo, Ben-Asulin and Kabazo) are employed by m-Wise and 11 employees are employed by m-Wise Israel, two of whom also provide their services to us (Messrs. Sivan and Lewin). All employment agreements with officers and directors are described under the caption "Executive Compensation." We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

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

      We anticipate that managing potential growth during 2007-2008 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes. In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers' organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

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

Item 2. Description of Property.

      Our offices are located at 3 Sapir Street, Herzeliya Pituach, Israel 46852, in leased office space of approximately 300m2, which we believe is adequate for our current and future operating activities. Our monthly rent is $4,500.


Item 3. Legal Proceedings.

      We are currently not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted for a vote of the stockholders during the year ended December 31, 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON STOCK

      As of March 31, 2007, there were 28 owners of record of our common stock, which on March 1, 2005, started trading on the OTC Bulletin Board under the symbol "MWIS".

      Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
     Quarter Ending             High                         Low
--------------------------------------------------------------------------------
3/31/05                         $0.72                        $0.15
--------------------------------------------------------------------------------
6/30/05                         $0.46                        $0.10
--------------------------------------------------------------------------------
9/30/05                         $0.30                        $0.10
--------------------------------------------------------------------------------
12/31/05                        $0.25                        $0.12
--------------------------------------------------------------------------------
3/31/06                         $0.21                        $0.14
--------------------------------------------------------------------------------
6/30/06                         $0.14                        $0.06
--------------------------------------------------------------------------------
9/30/06                         $0.07                        $0.04
--------------------------------------------------------------------------------
12/31/06                        $0.07                        $0.04
--------------------------------------------------------------------------------

      On March 29, 2007, the closing bid price of the Company's common stock was $0.15 per share.

      There are currently outstanding warrants for the purchase of 17,889,174 shares of common stock and 23,885,659 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of March 31, 2007, 132,824,905 shares of common stock are issued and Outstanding. There are 113,417,090 shares of common stock or common stock equivalents which can be resold in the public market in reliance upon the safe harbor provisions of Rule 144, subject to certain volume limitations.

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

      The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of March 31, 2007.

                                                                                      Number of securities
                          Number of securities to be                                remaining available under
                           issued upon exercise of     Weighted-average exercise     equity compensation plans
                             outstanding options,       price of outstanding       (excluding securities
                             warrants and rights     options, warrants and rights    reflected in column (a))
    Plan category                  (a)                           (b)                           (c)
--------------------------------------------------------------------------------------------------------------
----------------------------
Equity compensation plans
approved by security holders       41,774,833                   $0.089                        41,928
--------------------------------------------------------------------------------------------------------------
----------------------------
Equity compensation plans not
approved by security holders                0                   $   --                             0
--------------------------------------------------------------------------------------------------------------
      Total                        41,774,833                   $0.089                        41,928
--------------------------------------------------------------------------------------------------------------
----------------------------

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

      We were incorporated in February 2000, and commenced operations immediately thereafter. We initially primarily provided pan-European wireless application service provider operations by hosted MOMA Platform services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy, and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. Altogether, we were enabling delivery and billing of value added data services to over 100 million wireless users by our clients, such as content and media providers, advertising agencies, and entertainment companies.

      We gained strong credibility and experience as a wireless application service provider during calendar years 2000 and 2001, while we continued to build and develop our wireless middleware product. The wireless application service providers' operations provided us the ability to commercially test our product across multiple geographic and vertical markets, to test our Platform's management of multiple applications and services across various operators and partners, and to test our time-to-market and cost efficiencies in developing value added services using different protocols for the transmission of data and methods of user service interactions (e.g. SMS, IVR and J2ME). SMS, which stands for Short Messaging Service, is built into all GSM cellular phones and enables subscribers to send and receive text messages of up to 160 characters. IVR, which stands for Interactive Voice Response, is utilized, among others, for billing certain value added services using premium-rate fixed-line phone systems. J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device's native capabilities. However, we lacked sufficient financial and management resources to dominate the pan-European wireless application service providers market and achieve profitability. During the year ended December 31, 2001, we had no revenues and a net loss of $4,442,913. By December 31, 2001, we had invested $569,389 in equipment, and had capital and lease costs of $84,414.

      Due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002, our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd., and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. As of November 11, 2003, we invested $3.2 million in the UK subsidiary and its subsidiaries. The operations of those subsidiaries were accounted for as discontinued operations in the financial statements.

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

      In calendar 2002, we channeled our research and development efforts to enhance and update our middleware technology to interface with advanced and emerging wireless technologies such as MMS (Multimedia Messaging Service - delivery of highly enhanced images and audio files) and J2ME. We also upgraded our middleware platform to incorporate modules for application deployment and management, for centralized management of multiple value added services and multiple third-party content and media providers, and for managing increased data traffic and real-time billing and reporting requirements.

      In calendar 2002 we also restructured our sales efforts toward establishing distribution channels via original equipment manufacturers (OEMs) and partnerships with major IT vendors and system integrators. During this period, we took important steps to move from a direct sales strategy to using channel partners and original equipment manufacturers to distribute our products. We were therefore building partnerships with large original equipment manufacturers and system integrators that already had large sales teams, existing relationships with cellular operators, the visibility and brand value to interest potential new clients, and the requisite financial backing to support the long sales cycle and finance our customers where necessary. In fiscal 2003, we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers, and to be able to meet our customers enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities. We also had to make significant cuts in our expenses to offset the effects of the delay in finalizing agreements with several prospective clients. We believe that we have managed to do so without affecting the quality of our products and the level of customer service we provide. We believe that our current product offering is very attractive to the market both in terms of quality and pricing.

      In calendar year 2004, we followed the market evolution with respect to the enhanced ability to deliver downloadable content directly to mobile phones and invested significant research and development efforts to comply with such new market trends. We substantially improved the MOMA Platform mobile content management abilities, especially with respect to content adaptation to a growing number and types of mobile handsets, and connectivity between the MOMA Platform and content presentation layers such as Internet and WAP interfaces. We also concluded sales agreements with new wireless operators and wireless application service provider clients, and at the same time, improved our product positioning in the market.

      In calendar year 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that changed the way potential wireless operators and application service provider customers acquired mobile entertainment platform functionalities. We identified that many potential customers preferred to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model). We invested significant funds and efforts in the infrastructure that was required for this ASP model. Indeed many of the customers that we acquired in 2005, chose to use the hosted license model and this also had an influence on our cash-flow as the business model of such model was based on monthly payments of on-going license and professional service fees instead of lump-sum license fee that is typical of the customer site installed model. We believe that the hosted model was actually beneficial to the stability of the revenues flow as although we have to waive relatively large initial fees against platform license, in the long term we are being compensated in steady and growing streams of monthly revenues.

      In calendar year 2006, we have been investing extensive efforts in establishing our customer base and expanding our distribution channels. We implemented a very large project for our Brazilian customer, SupportComm, in which we went through a very significant enhancement of our technology and its capacity. We also expanded the term and scope of our relationship with our US based customer, Thumbplay, and significantly expanded the range of products and services that we provide to this customers who is currently the leading mobile entertainment service provider in the US market. We worked very closely with Comverse Technologies in a technical evaluation process that resulted in being selected by Comverse as their OEM solution for content management and delivery. According to the agreement that was recently signed, Comverse will distribute our technology to its customer base and this agreement represents a substantial expansion of our sales opportunities.

Revenues

      We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues was limited to support fees). Our growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. Our revenues grew from $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004, to $2,168,434 in the year ended December 31, 2005 and to $2,230,264 in the year ended December 31, 2006, Management believes that our efforts to refocus our resources towards building relationships with OEMS may yield additional contracts. Although we are in negotiations for several new contracts, there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

      When we license our MOMA Platform solutions to our customers, we generate revenues by receiving a license payment, ongoing support fees which are typically 15% of the annual license payment, and professional service fees which are generated from our customers' request for additional training, IT administration and tailoring of our products for their specific needs. When we license our products to our customers, we install our product at a location specified by our client. We also derive revenue through our hosted services, whereby we enable customers to remotely use features of our MOMA Platform (such as a mobile content sales and delivery service for ring tones and color images), which is installed and hosted at our location, and receive a set-up fee for launching the services for them, as well as a portion of our customer's revenues generated through our platform. When we provide hosted services, we maintain the MOMA Platform at our location on behalf of our customer.

      Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2006, approximately 29% of our sales were derived from sales to Thumbplay, 24% to Unefon S.A. and 14% to Supportcomm.

      In the year ended December 31, 2005, approximately 52% of our sales were derived from sales to one non-affiliated customer (First Advanced Multi-Media Entertainment). In the year ended December 31, 2004, approximately 54% of our sales were derived from sales to another customer (Unefon S.A.).

      Geographical breakdown. We sell our products primarily to customers in America and Europe. For the year ended December 31, 2006, we derived 75% of our revenues from sales in America, 17% from sales in Europe and 8% from sales in the Far East. Of these revenues 98% were derived from sales by the Company and 2% of our revenues were derived from sales by our subsidiary For the year ended December 31, 2005, we derived 54% of our revenues from sales in the Far East, 35% of our revenues from sales in Europe and 11% from sales in America. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2004, we derived 55% of our revenues from sales in North America and 40% of our revenues from sales in Europe. Of these revenues, 88% were derived from sales by the Company, and 12% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2003, we derived 97% of our revenues from sales in Europe, and 3% of our revenues from sales in the Far East. Of these revenues, 97% were derived from sales by the Company, and 3% of our revenues were derived from sales by our subsidiary. Sales in the Far East declined, as we did not succeed in acquiring new customers in that region. We did not lose any customers in the region, and continued to generate revenues, though marginal, from customers we acquired in previous years.

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

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.

      These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of the periods presented. To fully understand and evaluate our reported consolidated financial results, we believe it is important to understand our revenue recognition policy.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues

License fees and products. Revenues from license fees and products decreased 12% to $1,097,155 for the year ended December 31, 2006 from $1,251,438 for the same period in 2005. The decrease primarily consisted of $1,135,350 revenues which was derived from a one time licensing fee recognized in 2005 from our contract with First Advanced Multi-Media Entertainment. This loss of revenues was partially offset by $1,006,772 of revenues derived from five other customers in 2006.

Revenue share. Revenues from revenue share increased 304% to $531,580 for the year ended December 31, 2005 from $131,560 for the same period in 2005. The increase primarily consisted of revenues from current customers who were not our customers during 2005, and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support decreased 23% to $601,529 for the year ended December 31, 2006 from $785,436 for the same period in 2005. The decrease primarily consisted of $392,507 revenues derived in 2005 from two customers who have ceased the usage of our support services.

Cost of revenues

      License fees and products. Cost of license fees and products decreased 45% to $156,776 for the year ended December 31, 2006 from $286,959 for the year ended December 31, 2005. This decrease was primarily due to lower revenues from License fees and products.

      Customer services and technical support. Cost of customer services and technical support decreased 54% to $164,008 for the year ended December 31, 2006 from $354,455 for the year ended December 31, 2005. This decrease was primarily due to lower revenues from customer services and technical support.

Operating expenses

      Research and development. Research and development expenses decreased 15% to $455,160 for the year ended December 31, 2006 from $534,933 for the year ended December 31, 2005. This decrease was primarily due to a $84,156 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, decreased to 20% for the year ended December 31, 2006, from 25% year ended December 31, 2005.

      General and administrative. General and administrative expenses decreased 12% to $1,368,060 for the year ended December 31, 2006, from $1,563,174 for the year ended December 31, 2005. This decrease was primarily due to a $323,472 decrease in consulting expenses and a $88,210 decrease in marketing expenses, partially offset by a $132,974 increase in payroll and related expenses, and a $43,457 increase in professional expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 61% for the year ended December 31, 2006, from 72% for the year ended December 31, 2005.

Financing income and expenses

Financing income. Our Financing income decreased to $0 for the year ended December 31, 2006 from $40 for the same period in 2005.

Financing expenses. Our financing expenses increased 284% to $282,831 for the year ended December 31, 2006, from $73,645 for the same period in 2005. The increase primarily consisted of $222,104 financing fee paid by issuance of common shares

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues

      License fees and products. Revenues from license fees and products increased 73% to $1,251,438 for the year ended December 31, 2005, from $721,926 for the same period in 2004. The increase primarily consisted of $1,135,350 of revenues derived from our contract with First Advanced Multi-Media Entertainment.

      Revenue share. Revenues from revenue share increased 392% to $131,560 for the year ended December 31, 2005, from $26,752 for the same period in 2004.

      Customer services and technical support. Revenues from customer services and technical support increased 28% to $785,436 for the year ended December 31, 2005, from $612,377 for the same period in 2004. The increase primarily consisted of revenues from ongoing customers who were not our customers during 2004.

Cost of revenues

      License fees and products. Cost of license fees and products increased 348% to $286,959 for the year ended December 31, 2005, from $64,000 for the year ended December 31, 2004. This increase was primarily due to higher revenues from License fees and products.

      Customer services and technical support. Cost of customer services and technical support increased 47% to $354,455 for the year ended December 31, 2005, from $241,572 for the year ended December 31, 2004. This increase was primarily due to higher revenues from customer services and technical support.

Operating expenses

      Research and development. Research and development expenses increased 81% to $534,933 for the year ended December 31, 2005, from $295,996 for the year ended December 31, 2004. This increase was primarily due to a $229,102 increase in payroll and related expenses and a $52,170 decrease in government grant received, partially offset by a $34,550 decrease in travel expenses. Research and development expenses, stated as a percentage of revenues, increased to 25% for the year ended December 31, 2005, from 22% year ended December 31, 2004.

      General and administrative. General and administrative expenses increased 34% to $1,563,174 for the year ended December 31, 2005, from $1,166,781 for the year ended December 31, 2004. This increase was primarily due to a $500,000 wage expense due to common shares issued for services rendered and a $73,117 increase in rent expenses, partially offset by a $46,017 decrease in travel expenses and a $32,291 decrease in communications expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 72% for the year ended December 31, 2005, from 86% for the year ended December 31, 2004.

Financing income and expenses

      Financing income. Our Financing income decreased 9,836% to $40 for the year ended December 31, 2005, from $2,442 for the same period in 2004.

      Financing expenses. Our financing expenses increased 11% to $73,645 for the year ended December 31, 2005, from $66,182 for the same period in 2004.


LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks, and to a lesser extent, cash from operations. We had cash and cash equivalents of $5,072 as of December 31, 2006, and $573 as of December 31, 2005. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of March 31, 2007 we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of December 31, 2006, $436,371 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

      For the year 2006, we have entered into an equity line credit agreement with Dutchess Private Equities Fund, LP ("Dutchess"). Pursuant to this Credit Agreement, Dutchess shall commit to purchase up to $10,000,000 of the Company's Stock over the course of 36 months ("Line Period"), after a registration statement of has been declared effective ("Effective Date"). The amount that we shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the averaged daily volume (U.S market only) ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we will not be entitled to deliver another Put Notice. We may receive up to $10,000,000 in connection with drawdowns under the Equity Line. We intend to use such proceeds for working capital, including potential acquisitions. We have not entered into any agreements to acquire any other entity. Subsequent to year end we have drawn $141,418 under the Equity Line.

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

      Operating activities. For the year ended December 31, 2006 we used $78,026 of cash in operating activities primarily due to a $365,878 increase in accounts receivable and our net loss of $196,571, partially offset by $222,104 financing fees paid by issuance of shares, a $206,667 consulting fees paid by issuance of stocks and $117,315 wages and salaries paid by options. For the year ended December 31, 2005 we used $494,943 primarily due to our net loss of $644,692 and $656,090 billings in excess of costs on uncompleted contracts, partially offset by $500,000 wages and salaries paid by issuance of shares and $189,688 increase in other payables and accrued liabilities.

Investing and financing activities.

      Property and equipment consist primarily of computers, software, and office equipment.

      For the year ended December 31, 2006, net cash used in investing activities was $54,763 consisting of an investment in equipment For the year ended December 31, 2005, net cash used in investing activities was $55,885 consisting of an investment in equipment.

      For the year ended December 31, 2006, net cash provided by financing activities was $137,288 due to a $145,106 increase in advances from shareholders, partially offset by a $7,818 decrease in bank indebtedness. For the year ended December 31, 2005, net cash provided by financing activities was $426,547 due to a $291,265 increase in advances from shareholders and a $75,141 increase in notes payables.

Market Risk

      We do not currently use financial instruments for trading purposes and do not currently hold any derivative financial instruments that could expose us to significant market risk.

Corporate Tax Rate

      Our net operating loss carry-forwards in the United States for tax purposes amount approximately $10.4 million as of December 31, 2006.

Impact of Inflation and Currency Fluctuation

      Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2006, 47% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the United States Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

      Our auditors have included an explanatory paragraph in their report on our consolidated financial statements, relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and limited funds. Management believes that it will be able to raise the required funds for operations from bank financings, or from one or more future offerings, and to be able to achieve our business plan. Risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7. Financial Statements.


                           m-Wise, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2006 AND 2005




                                    CONTENTS

Report of Registered Independent Auditors - 2006                             F-1

Independent Auditors' Report - 2005                                          F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                            F-7 - F-20

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of m-Wise, Inc.:

We have audited the accompanying consolidated balance sheet of m-Wise, Inc. and subsidiary (a Delaware corporation) as of December 31, 2006, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of m-Wise, Inc. and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding this matter is also described in
Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.
-------------------------------

Cedar City, Utah,
March 30, 2007.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
m-Wise, Inc.

      We have audited the accompanying consolidated balance sheet of m-Wise, Inc. and subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                            "SF PARTNERSHIP, LLP"


Toronto, Canada                            CHARTERED ACCOUNTANTS
March 13, 2006
m-Wise, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005

                                                                                   2006             2005
                                     ASSETS
Current
    Cash and cash equivalents                                                    $5,072             $573
    Accounts receivable - Trade (net of allowance for doubtful accounts of
       $115,281; 2005 - $52,327)                                                518,912          153,034
    Prepaid and other current assets                                            123,175           10,899
                                                                            ----------------------------

Total Current Assets                                                            647,159          164,506
Long-term Prepaid Expenses                                                       18,865           22,297
Equipment (note 3)                                                              111,104          165,915
Deferred Financing Fees                                                          12,638           25,266
                                                                            ----------------------------

Total Assets                                                                   $789,766         $377,984
                                                                            ----------------------------

                                   LIABILITIES
Current
    Bank indebtedness                                                            $3,250          $11,068
    Accounts payable - Trade                                                     23,989           94,904
    Other payables and accrued expenses (note 4)                                925,522          996,565
    Advances from shareholders (note 5)                                         436,371          291,265
    Billings in excess of costs on uncompleted contracts                             --           13,800
    Notes payable - current portion (note 6)                                         --          199,000
                                                                            ----------------------------

Total Current Liabilities                                                     1,389,132    1   1,606,602
Accrued Severance Pay (note 7)                                                   35,875           58,471
Notes Payable (note 6)                                                               --    1   1,760,034
                                                                            ----------------------------

Total Liabilities                                                             1,425,007    3   3,425,107
                                                                            ----------------------------


Commitments and Contingencies (note 13)

                             STOCKHOLDERS' (DEFICIT)
Capital Stock (note 8)                                                          219,135          192,974
Additional Paid-in Capital                                                    9,981,686        7,399,394
Accumulated (Deficit)                                                       (10,836,062)     (10,639,491)
                                                                            ----------------------------

Total Stockholders' (Deficit)                                                  (635,241)      (3,047,123)
                                                                            ----------------------------

Total Liabilities and Stockholders' (Deficit)                                  $789,766         $377,984
                                                                            ----------------------------

(The accompanying notes of the consolidated financial statements are an integral part of these balance sheets)

m-Wise, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2006, and 2005

                                                                                           2006              2005

Net Sales                                                                        $    2,230,264    $     2,168,434

Cost of Sales                                                                           320,784            641,414
                                                                                ----------------------------------

Gross Profit                                                                          1,909,480          1,527,020
                                                                                ----------------------------------

Expenses:
    General and administrative                                                        1,368,060          1,563,174
    Research and development                                                            455,160            534,933
                                                                                ----------------------------------

Total Expenses                                                                        1,823,220          2,098,107
                                                                                ----------------------------------

Income (Loss) From Operations                                                            86,260           (571,087)
                                                                                ----------------------------------

Other (Expense) - Interest                                                             (282,831)           (73,605)
                                                                                ----------------------------------

Provision for Income Taxes                                                                   --                 --
                                                                                ----------------------------------

Net (Loss)                                                                       $     (196,571)    $     (644,692)
                                                                                ----------------------------------

(Loss) Per Share - Basic and Diluted                                             $         0.00              (0.01)
                                                                                ----------------------------------

Weighted Average Number of Shares - Basic and Diluted                               125,684,612         80,845,633
                                                                                ----------------------------------

(The accompanying notes of the consolidated financial statements are an integral part of these statements)
m-Wise, Inc. and Subsidiary
Consolidated Statements of Stockholders' (Deficit)
For the Years Ended December 31, 2006, and 2005


                                     Number of                           Additional
                                        Common                              Paid in          Accumulated
                                        Shares                   $          Capital              Deficit           Totals
                                     ---------------------------------------------------------------------------------------
Balance, January 1, 2005                69,506,898        $118,162       $6,894,664          $(9,994,799)       $(2,981,973)

   Options vested for employee
      services                                  --              --           13,733                   --             13,733

   Shares issued for employee
      services                           5,000,000           8,500          491,500                   --            500,000

   Exercise of stock options            39,007,260          66,312             (503)                  --             65,809

   Net (loss)                                   --              --               --             (644,692)          (644,692)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 2005             113,514,158        $192,974       $7,399,394         $(10,639,491)       $(3,047,123)
                                     --------------------------------------------------------------------------------------

Balance, January 1, 2006               113,514,158        $192,974       $7,399,394         $(10,639,491)       $(3,047,123)
   Issuance of common stock
      for repayment of the
      notes payable (note 6)            12,400,448          21,081        1,723,829                   --          1,744,910

   Issuance of warrants for
      repayment of notes
      payable (notes 6 and 8)                   --              --          436,228                   --            436,228

   Exercise of stock options
   (note 8)                                169,871             289              (18)                  --                271

   Issuance of common stock for
      consulting fees (note 8)           2,818,182           4,791          305,209                   --            310,000

   Options vested for employee
      services (note 8)                         --              --          117,044                   --            117,044

   Net (loss)                                   --              --               --             (196,571)          (196,571)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 2006             128,902,659        $219,135       $9,981,686         $(10,836,062)         $(635,241)
                                     --------------------------------------------------------------------------------------


(The accompanying notes of the consolidated financial statements are an integral part of these statements)
m-Wise, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, and 2005

                                                                                           2006            2005
Cash Flows from Operating Activities
    Net (loss)                                                                      $  (196,571)      $(644,692)
    Adjustments required to reconcile (net loss) to net cash used in operating activities:
      Consulting fees paid by issuance of common stock                                  206,667              --
      Depreciation                                                                      109,576         110,751
      Wages and salaries paid by options                                                117,315          13,733
      Financing fees paid by issuance of shares                                         222,104              --
      Wages and salaries paid by issuance of shares                                          --         500,000
                                                                                    ---------------------------

                                                                                        459,091         (20,208)
    Net changes in assets and liabilities:
      Accounts receivable - Trade                                                      (365,878)          1,871
      Prepaid and other current assets                                                   (8,943)         (3,434)
      Accounts payable - Trade                                                          (70,918)        (53,650)
      Other payables and accrued liabilities                                            (71,042)        189,688
      Billings in excess of costs on uncompleted contracts                              (13,800)       (656,090)
      Long-term prepaid expenses                                                          3,432          (7,702)
      Deferred financing fees                                                            12,628          12,628
      Accrued severance pay                                                             (22,596)         41,954
                                                                                    ---------------------------
Net Cash (Used in) Operating Activities                                                 (78,026)       (494,943)
                                                                                    ---------------------------

Cash Flows from Investing Activities
    Acquisition of equipment                                                            (54,763)        (55,885)
                                                                                    ---------------------------
Net Cash (Used in) Investing Activities                                                 (54,763)        (55,885)
                                                                                    ---------------------------
Cash Flows from Financing Activities
    Advances from shareholders                                                          145,106         291,265
    Proceeds from issuance of Promissory Notes                                               --          75,141
    Proceeds from issuance of common stock and warrants
       for repayment of notes payable                                                 1,959,034              --
    Repayment of notes payable                                                       (1,959,034)             --
    Proceeds from stock options exercised                                                    --          65,809
    Bank indebtedness - net                                                              (7,818)         (5,668)
                                                                                    ---------------------------
Net Cash Provided by Financing Activities                                               137,288         426,547
                                                                                    ---------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      4,499        (124,281)

Cash and Cash Equivalents - Beginning of Year                                               573         124,854
                                                                                    ---------------------------
Cash and Cash Equivalents - End of Year                                             $     5,072       $     573
                                                                                    ---------------------------
Interest and Income Taxes Paid
    During the year, the Company had cash flows arising from
    interest and income taxes paid as follows:

    Interest                                                                        $     2,341       $   1,583
                                                                                    ---------------------------
    Income taxes                                                                    $        --       $      --
                                                                                    ---------------------------

(The accompanying notes of the consolidated financial statements are an integral part of these statements)
m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

1.    Description of Business and Going Concern

      a)    Description of Business

            m-Wise Inc. (the "Company") is a Delaware corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions and information services with internet billing capabilities.

            The Company's wholly owned subsidiary, m-Wise Ltd., is located in Israel and was incorporated in 2000 under the laws of Israel.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the year ended December 31, 2006, the Company experienced net losses of $196,571 (2005 - $644,692) and a working capital deficit of $741,973 (2005 - $1,442,096).

            The Company is in an industry where operational fluctuation is usually higher than other industries. The accompanying consolidated financial statements reflect management's current assessment of the impact to date of the economic situation on the consolidated financial position of the Company. Actual results may differ materially from management's current assessment.

            The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products, and attaining profitable operations.

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


2.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

      a)    Reporting Currency

            A majority of the Company's revenues are generated in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Management has determined that the U.S. dollar will be used as the Company's functional and reporting currency.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

      b)    Basis of Consolidation

            The consolidated financial statements include the operations of m-Wise Inc. and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

      c)    Deferred Financing Fees

            Deferred financing fees relate to a non-interest bearing credit line facility of $500,000 provided by a shareholder as disclosed in note
            5. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

      d)    Equipment and Depreciation

            Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the annual rates and methods described below:

             Furniture and equipment               6-15%          Straight line
             Computer equipment                      33%          Straight line
             Leasehold improvements    Straight line over the term of the lease.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005


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

      h)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Israeli financial institutions.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2006 and 2005, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

      j)    Loss per Common Share

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

      k)    Lease obligations

            All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

      l)    Impact of Recently Issued Accounting Standards (cont'd)

            In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

            The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

            SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

3.    Equipment

      Equipment is comprised as follows:

                                                                                          2006                        2005
                                                                                   Accumulated                 Accumulated
                                                                            Cost  Depreciation          Cost  Depreciation
                                                                  --------------------------------------------------------
Furniture and equipment                                                 $ 62,329      $ 32,686      $ 57,852      $ 26,318
Computer equipment                                                       418,498       338,783       371,119       240,425
Leasehold improvements                                                    20,868        19,122        19,344        15,657
                                                                  --------------------------------------------------------

                                                                        $501,695      $390,591      $448,315      $282,400
                                                                  --------------------------------------------------------

Net carrying amount                                                                   $111,104                    $165,915
                                                                                      --------                    --------


      Depreciation expenses of $98,332 (2005 - $94,797) and $11,244 (2005 -
      $15,954) have been included in research and development, and general and administrative expenses respectively.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

4.    Other Payables and Accrued Expenses

                                                               2006         2005
      Employee payroll accruals                         $   649,492  $   664,886
      Accrued payroll taxes                                   9,066       45,266
      Accrued expenses                                      266,964      286,413
                                                        ------------------------

                                                        $   925,522  $   996,565
                                                        ------------------------

5.    Advances from Shareholders

      The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a shareholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 8. As of December 31, 2006, the line of credit has an outstanding balance of $436,371.

6.    Notes Payable

                                                            2006            2005

Syntek Capital AG
  - a significant shareholder until July 2002         $       --      $  900,000
DEP Technology Holdings Ltd.
  - a significant shareholder until July 2002                 --         900,000
Accrued interest                                              --         159,034
                                                      --------------------------

                                                              --       1,959,034
Less: current portion                                         --         199,000
                                                      --------------------------
                                                      $       --      $1,760,034
                                                      --------------------------


      On March 8, 2006, the above $900,000 note payable to Syntek Capital AG ("Syntek") was converted into 6,200,224 shares of common stock of the Company pursuant to an agreement dated December 22, 2005.

      In addition, the Company will issue warrants to Syntek for the purchase of up to 5,263,158 shares of common stock of the Company at an exercise price of $0.19 per warrant. As of December 31, 2006, the warrants have been issued but not exercised.

      On March 8, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. ("DEP").

      Under both agreements, the three founding stockholders transferred 11.25% of their shareholdings to Syntek and DEP in accordance with the agreement.

      As a result of the above transfers, each of Syntek and DEP owns 9% of the total outstanding common stock of the Company as of December 31, 2006. If the warrants are exercised, their percentage ownership in the Company will increase to 12%.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

7.    Accrued Severance Pay

      The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As of December 31, 2005, and 2006, the amount of the liabilities accrued were $112,533 and $93,562 respectively. Severance pay expenses for the years ended December 31, 2005, and 2006 were $45,682, and $6,213, respectively.

      The deposited funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as of December 31, 2005, and 2006, were $54,062, and $57,687, respectively. Income earned from the deposited funds for 2005, and 2006 was immaterial.


8.    Capital Stock

        Authorized:
          210,000,000    Common shares, par value of $0.0017 per share
          170,000,000    Preferred shares
                         Series "A": convertible, voting,  par value of
                                     $0.0017 per share
                         Series "B": 10% non-cumulative dividend, redeemable,
                                     convertible, voting, par value of $0.0017 per share
                         Series "C": 10% non-cumulative dividend, convertible,
                                     voting, par value of $0.0017 per share

                                                                2006        2005
        Issued:
            128,902,659  Common shares
            (2005 - 113,514,158)                            $219,135    $192,974
                                                            --------    --------



      Stock Warrants and Options:

      The Company has accounted for its stock options and warrants in accordance with SFAS 123(R) "Share-Based Payment" and SFAS 148 "Accounting for Stock
      - Based compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Value of options granted has been estimated by the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

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

      On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares as mentioned in note 6, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of December 31, 2006, the warrants had not been converted into common stock.

      On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. as mentioned in note 6. The value assigned to the warrants was $ 218,114. As of December 31, 2006, the warrants have not been converted into common stocks.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

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

      On April 28, 2006, the Company issued 2,818,182 common stocks to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. For the year ended December 31, 2006, $206,667 has been charged to consulting expense and $103,333 has been deferred and will be amortized over the term of the contract.

      Stock Options:

      In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

      Under the Israel 2001 share option plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2006, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

      In the calendar quarter ended March 31, 2006, a total of 169,871 common stock options were exercised by the employees.

      Under the Israel 2003 share option plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. As of December 31, 2006, 38,256 options under the Israel 2003 share option plan were not yet granted.

      On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan has been cancelled and reissued in accordance with SFAS 123(R).

      On August 14, 2006, 6,000,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.04.

      On November 1, 2006, 700,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.04.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

      On November 27, 2006, 10,000,000 stock options under the International 2003 share options plan were granted at an exercise price of $0.08.

      On November 27, 2006, 2,500,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.08.

      On December 1, 2006, 200,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.05.

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

                  Year ended December 31, 2001              $      9,000
                  Year ended December 31, 2002                        --
                  Year ended December 31, 2003                   384,889
                  Year ended December 31, 2004                    25,480
                  Year ended December 31, 2005                    13,733
                  Year ended December 31, 2006                   117,044
                                                            ------------

                                                            $    550,146
                                                            ------------

      The following table summarizes the activity of common stock options during 2006 and 2005:

                                                     2006                            2005
                                               Israel     International        Israel    International
                                         --------------------------------------------------------------
Outstanding, beginning of year             3,745,192          1,026,797     18,455,850      25,361,094
  Granted                                 10,660,000         10,000,000             --              --
  Exercised                                 (169,871)                --    (14,699,641)    (24,307,618)
  Forfeited                                   (1,813)                --        (11,017)        (26,679)
                                         --------------------------------------------------------------
Outstanding, end of year                  14,233,508         11,026,797      3,745,192       1,026,797
                                         --------------------------------------------------------------
Weighted average fair value of
  options granted during the year        $    0.0253        $    0.0272     $       --       $      --
                                         --------------------------------------------------------------

Weighted average exercise price of
  common stock options, beginning of
  year                                   $    0.0017        $    0.0017     $   0.0017       $  0.0017
                                         --------------------------------------------------------------

Weighted average exercise price of
  common stock options granted in the
  year                                   $    0.0284        $    0.0800     $       --       $      --
                                         --------------------------------------------------------------

Weighted average exercise price of
  common stock options, end of
  year                                   $    0.0217        $    0.0727     $   0.0017       $  0.0017
                                         --------------------------------------------------------------

      Weighted average remaining
        contractual life of common stock
        options                              5 years            7 years        6 years         8 years
                                         --------------------------------------------------------------

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

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

      Under SFAS No. 109, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the consolidated financial statements than for tax purposes. Management determined that accounting values of its assets and liabilities recorded are not materially different from their tax values and therefore no deferred tax assets/liabilities have been setup to account for the temporary differences.

      The Company has deferred income tax assets as follows:

                                                       2006              2005

      Deferred income tax assets
         Net operating loss carryforwards        $   2,607,000        2,558,000
         Valuation allowance for deferred
           income tax assets                        (2,607,000)      (2,558,000)
                                                 -------------------------------

                                                 $     -                  -
                                                 -------------------------------

      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

      As of December 31, 2006, the Company has approximately $10,428,000 in tax losses in the United States parent and insignificant tax losses in its Israeli subsidiary. Losses in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

              December 31, 2020                         $        909,500
                              2021                             2,398,000
                              2022                               778,000
                              2023                             5,005,000
                              2024                               581,000
                              2025                               560,500
                              2026                               196,000
                                                        ----------------

                                                        $     10,428,000
                                                        ----------------
m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

10.   Related Party Transactions

      During the year 2006, the Company incurred directors' consulting fees and salaries in the amount of $220,000 (2005 - $220,000). As of December 31, 2006, $541,628 (2005 - $513,000) was unpaid and included in other payables and accrued expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


11.   Major Customers

      In 2005, sales to one major customer in Asia accounted for 52% of the total revenue. In 2006, the Company had three major customers which primarily accounted for 29%, 24% and 14% of the total revenue.

12.   Segmented Information

                                    Israel              USA              Total

Gross revenue          2006        $41,820        $2,188,444        $2,230,264
                       2005         18,358         2,150,076         2,168,434
Net income (loss)      2006         (1,508)         (195,063)         (196,571)
                       2005        (83,779)         (560,913)         (644,692)
Total assets           2006        155,671           634,095           789,766
                       2005        210,628           167,356           377,984

      In 2006, the Company derived 8% (2005, 54%) of its revenues from sales to the Far East, 17% from sales to Europe (2005, 35%) and 75% (2005, 11%) from sales to America.

13.   Commitments and Contingencies

      The Company is committed under an operating lease for its premises expiring November 11, 2009. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $54,000.


      In addition, the Company is committed under operating vehicle leases as follows:

                  2007                   $      83,000
                  2008                          50,000
                  2009                          24,000
                                         -------------

                                         $     157,000
                                         -------------
m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, and 2005

      Rent expenses paid in 2006 and 2005 were $52,827, and $92,889, respectively.

14.   Subsequent Events

      a)    Exercise of Stock Options

            In February, 2007, 872,864 stock options under the Israel 2001 share options plan were exercised. In March 2007, 1,586,782 stock options under the Israel 2003 share option plan and 400,000 under the Israel 2001 share option plan were exercised.

      b)    Stock Options Granted

            On January 16, 2007, 1,250,000 stock options at an exercise price of $0.08 and 280,000 stock options at an exercise price of $0.05 were granted, all under the Israel 2003 share option plan.

      c)    Equity Financing Agreement

            On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006 equity financing agreement with a Delaware limited partnership ("DLP"). The agreement entitled the Company to sell up to 20,000,000 of the Company's common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

            In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant shareholder can sell up to 30,000,000 common shares at market value.

            On March 6, 2007, the Company sold 920,000 common shares for total proceeds of $123,987.

            On March 20, 2007, 142,600 common shares were sold for proceeds of $17,431.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 27, 2007 SF Partnership, LLC resigned as our auditor. SF Partnership, LLC no longer felt that it could meet our audit needs. SF Partnership's resignation was accepted and ratified by our Board of Directors as of March 27, 2007. As a result, we have retained Davis Accounting Group P.C., to serve as our independent auditor and will report on our financial statements.

      From the date of SF Partnership's engagement, through the date of their resignation, we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing cope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in their report. In addition, during that time period, no "reportable events" occurred, as described in Item 304(a)(1)(iv) of Regulation S-B.

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

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS

      We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and any evaluation of controls can provide only reasonable assurance that all control issues, if any, within a company have been detected.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

      The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers. All officers dedicate their full business time to our operations.

-----------------------------------------------------------------------------------------------
NAME                                  AGE                   POSITION
-----------------------------------------------------------------------------------------------
Mordechai Broudo                      48                    Chairman of the Board & Secretary
-----------------------------------------------------------------------------------------------
Shay Ben-Asulin                       38                    Director
-----------------------------------------------------------------------------------------------
Zach Sivan                            36                    Chief Executive Officer & Director
-----------------------------------------------------------------------------------------------
Gabriel Kabazo                        34                    Chief Financial Officer
-----------------------------------------------------------------------------------------------
Asaf Lewin                            41                    Chief Technology Officer
-----------------------------------------------------------------------------------------------

      MR. MORDECHAI BROUDO is one of our co-founders and has been a director since our inception. Mr. Broudo has been acting as our Secretary and Chairman of the Board of Directors since February 2007 and has served as our Chief Executive Officer since June 2001. Before founding m-Wise, Mr. Broudo was the Chief Technology Officer of Need2Buy.com, Inc., now known as River One Inc., which was funded by Mitsubishi and several leading venture capital firms, from November 1999 to March 2000. River One provides management software and services for manufacturers to control processes between customers and suppliers. From January 1997 to April 1998, Mr. Broudo served as the Managing Director of the New York office of Mercado DTL, a provider of advanced intelligent data management systems. Mr. Broudo received a Bachelors Degree in Computer Science from Queens College, New York, in 1991.

      MR. SHAY BEN-ASULIN is one of our co-founders and has been a director since our inception. Mr. Ben-Asulin has been acting as our Secretary and Chairman of the Board of Directors since June 2001 until February 2007, focusing mainly on our European operations, corporate strategy and funding and product planning. Before founding m-Wise, Mr. Ben-Asulin served as the Business Development and Wireless Content Manager, from April 1999 to March 2000, of PassCall Advanced Technologies Ltd., an Israeli start-up company based in New York, focused on web-based content and applications to wireless phones. In this position, Mr. Ben-Asulin acquired extensive knowledge and expertise of the wireless communications market, and developed sales and business development channels with US cellular operators, system integrators and media companies. From January 1998 to September 1999, Mr. Ben-Asulin served as the Chief Executive Officer ofMishin Investments Ltd., a privately-owned company that promoted multinational projects and investments in the Middle East region through business alliances in Israel and countries such as Jordan, Oman, Qatar and Egypt.

MR ZACH SIVAN has served as our Chief Executive Officer since February 2007 and has served as our vice president sales & marketing since January 2002. Mr. Sivan has a proven track record in sales, business development, distribution channel development and M&A within the telecoms and enterprise messaging industries. As vice president business development for Onset Technology, a messaging software provider, Mr. Sivan led the company's European sales and strategic alliances with large vendors. His prior background also includes serving as vice president planning & business development at New E-mail Communication Systems, and as an advocate at Tunik & Co. Law firm.

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

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash and all other compensation paid to our executive officers and directors during the last calendar year, including compensation from our subsidiary. The remuneration described in the table includes our cost of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

                           SUMMARY COMPENSATION TABLE

-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------
                                                                                        Non-equity
Name and                                                    Stock         Option        Incentive-Plan     All Other
principal position      Year     Salary $ (1) Bonus $       Awards $ (2)  Awards $ (3)  Compensation $     Compensation $  Total $
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------
Shay Ben Asulin         2006     109,992      -             -             191,000       -                  -               300,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

Chairman                2005     109,992      -             -             -             -                  -               109,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

                        2004     109,992      -             -             -             -                  -               109,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

Gabi Kabazo             2006     50,192       -             -             169,402       -                  -               219,594
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

CFO                     2005     50,192       -             500,000       -             -                  -               550,192
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

                        2004     50,192       -             -             -             -                  -               50,192
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

Mordechai Broudo        2006     109,992      -             -             191,000       -                  -               300,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

CEO                     2005     109,992      -             -             -             -                  -               109,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

                        2004     109,992      -             -             -             -                  -               109,992
-------------------- ----------- ------------ ------------- ------------- ------------- ------------------ --------------- ---------

(1) The amounts shown for Messrs. Ben-Asulin and Broudo include for each $109,992 accrued but not paid in 2004, 2005 and 2006.

(2) The amounts shown for Mr. Kabazo represents the fair market value of the 5,000,000 shares issued to him pursuant to an agreement approved by the Board of Directors of the Company and based on the closing stock price of $.10 per share on the date of authorization, June 21, 2005.

(3) The amounts shown represent the grant date fair market value of the options issued and based on the Black Scholes Option Pricing Model as described in Note 8 of the financial statements.

Director  Compensation

A Director Compensation Table is not applicable because the two directors of the Company, Shay Ben Asulin and Mordechai Broudo, are also the Executive Officers of the Company and their compensations for service as directors of the Company are fully reflected in the Summary Compensation Table above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------- --------------------------------------------------------------------------------
                                                     Option Awards
----------------- --------------------------------------------------------------------------------
Name              Number of       Number of             Equity Incentive  Option     Option
                  Securities      Securities            Plan Awards:      Exercise   Expiration
                  Underlying      Underlying            Number of         Price      Date
                  Unexercised     Unexercised           Securities        ($)
                  Options         Options               Underlying
                  (#)             (#)                   Unexercised
                  (Exercisable)   (Unexercisable)       Unearned
                                                        Options (#)

Shay Ben Asulin   -               5,000,000             -                     0.08     11/27/2014
Chairman

Gabi Kabazo       -               2,260,000             -                     0.04      8/14/2014
CFO               -               2,500,000                                   0.08     11/27/2014

Mordechai Broudo  -               5,000,000             -                     0.08     11/27/2014
CEO

                                                                     Stock Awards
-----------------  -------------------------------------------------------------------------------------------------------
Name               Number            Market                Equity Incentive              Equity Incentive
                   of Shares         Value of Shares       Plan Awards:                  Plan Awards:
                   or                or Units of           Number of Unearned            Market or Payout
                   Units             Stock                 Shares, Units or Other
                   of Stock          That                  Rights                        Value of Unearned
                   That              Have                  That Have Not Vested (#)($)   Shares, Units or
                   Have              Not                                                 Other Rights That Have Not
                   Not               Vested ($)                                          Vested
                   Vested (#)

Shay Ben Asulin    -                 -                     -                             -
Chairman

Gabi Kabazo        -                 -                     -                             -
CFO


Mordechai Broudo   -                 -                     -                             -
CEO

OPTION GRANTS IN LAST FISCAL YEAR

      During the year ended December 31, 2006, options to purchase our shares of common stock were issued to the following officers, directors as well as to certain employees of m-Wise (and its subsidiaries), in the amounts listed next to their names pursuant to the Israel Stock Option Plan (2003) and the International Share Option Plan (2003):

International Share Option Plan (2003):

Mati Broudo - 5,000,000 options

Shay Ben-Asulin - 5,000,000 options

Israel Stock Option Plan (2003):

Gabriel Kabazo - 4,760,000 options

Zach Sivan - 2,500,000 options

Additionally, an aggregate of 3,400,000 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

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

No options were granted in 2004 and in 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

      The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 132,824,905 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS                          SHARES OWNED            PERCENTAGE

 Shay Ben-Asulin(1)                         19,462,394                 14.1%
 Mordechai Broudo(2)                        18,584,580                 13.5
 Miretzky Holdings Ltd.(3)                  28,879,892                 21.7
 Gabriel Kabazo (4)                          5,306,678                  3.8
 Asaf Lewin(5)                               5,055,017                  3.8
 Inter-content Development
  for the Internet Ltd. (6)                  8,513,841                  6.4
 Syntek capital AG (7)                      17,207,456                 12.5
 DEP Technology Holdings Ltd.(8)            16,074,156                 11.6
 Zach Sivan(9)                               6,277,514                  4.6

All officers and directors as a
  group (5 persons) (1)(2)(4)(5)(9)         54,686,183                 36.1%

(1) Includes an aggregate of 5,000,000 options to purchase shares of common stock, granted to Shay Ben-Asulin. Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen -David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(2) Includes an aggregate of 5,000,000 options to purchase shares of common stock, granted to Mordechai Broudo. Mordechai Broudo is the beneficial owner of Proton Marketing Associates, LLC, which owns part of these shares. The address of Proton Marketing Associates, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 4,760,000 options to purchase shares of common stock, granted to Gabriel Kabazo. The address of Gabriel Kabazo is c/o m-Wise.

(5) The address of Asaf Lewin is c/o m-Wise.

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

(9) Includes an aggregate of 3,750,000 options to purchase shares of common stock, granted to Zach Sivan. The address of Zach Sivan is c/o m-Wise.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND LOAN GREEMENT.

      We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with the Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006 to our Israeli subsidiary were $1,522,000 , $1,760,000, $665,000, $683,964, $1,161,113 and 1,085,824
respectively.

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

all the 5,744,074 shares were transferred from the founders to Syntek capital
AG.

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

all the 5,744,074 shares were transferred from the founders to DEP Technology Holdings Ltd.

Item 13. Exhibits.

31.1 Certification of Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

The following fees were paid to SF Partnership LLP for services rendered in 2006
and 2005               2006           2005

(1)  Audit Fees          $23,240    $26,000

(2)  Audit Related Fees       ----          ----

(3)  Tax Fees            ----          ----

(4)  All Other Fees         ----          ----

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

Date: April 2, 2007

m-Wise, INC.

By: /s/ Mordechai Broudo
------------------------
Mordechai Broudo
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 2, 2007 by the following persons on behalf of the Registrant and in the capacities.

Signatures              Title

/s/ Mordecai Broudo     Chairman
-------------------
Mordecai Broudo

/s/ Gabriel Kabazo      Chief Financial Officer and Principal
------------------      Accounting Officer
Gabriel Kabazo

/s/ Zach Sivan          Chief Executive Officer
-------------------
Zach Sivan