Form 10QSB
period 2007-03-31
M WISE INC
filed 2007-05-15
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

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
Yes ☒ No ☐

The number of shares outstanding of the issuer's common stock, as of May 14, 2007 was 136,523,990.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

m-Wise, INC.

TABLE OF CONTENTS

	Page

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Balance Sheet as of March 31, 2007	2
	Unaudited Statements of Operations for the Three Months Ended March 31, 2007 and 2006	3
	Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Controls and Procedures	22

PART II
OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities	23
Item 3	Defaults upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits and Reports on Form 8-K	23

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

m-Wise, Inc. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED MARCH 31, 2007 AND 2006

UNAUDITED

m-Wise, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2007 and 2006
Unaudited

	2007	2006
ASSETS
Current
Cash and cash equivalents	$143,435	$20,239
Accounts receivable - trade (net of allowance for doubtful accounts of $126,906; 2006 - $63,952)	486,264	330,452
Prepaid and sundry assets	52,550	14,235
Loan receivable (note 3)	20,000	-

Total Current Assets	702,249	364,926

Long-term Prepaid Expenses	14,849	17,658
Equipment (note 4)	95,257	155,887
Deferred Financing Fees	9,481	22,109

Total Long-term Assets	119,587	195,654

Total Assets	$821,836	$560,580

LIABILITIES
Current
Trade accounts payable	$29,800	$77,019
Other payables and accrued expenses	946,894	1,004,375
Advances from shareholder (note 5)	377,423	450,484
Billings in excess of costs on uncompleted contracts	-	163,800

Total Current Liabilities	1,354,117	1,695,678
Accrued Severance Pay (note 6)	46,953	57,202

Total Liabilities	1,401,070	1,752,880

STOCKHOLDERS' DEFICIT
Capital Stock (note 7)	225,803	214,344
Paid-in Capital	10,165,060	9,619,964
Accumulated Deficit	(10,970,097)	(11,026,608)

Total Stockholders' Deficit	(579,234)	(1,192,300)

Total Liabilities and Stockholders' Deficit	$821,836	$560,580

(The accompanying notes of the consolidated financial statements is an integral part of these statements)

m-Wise, Inc. and Subsidiary
Consolidated Statements of Operations
Quarters Ended March 31, 2007 and 2006
Unaudited

	2007	2006

Net Sales	$478,866	$253,783

Cost of Sales	59,110	12,947

Gross Profit	419,756	240,836

Expenses
General and administrative	355,011	262,518
Research and development	189,586	135,377
	544,597	397,895

Loss from operations	(124,841)	(157,059)

Other expenses
Financial	9,194	230,058

Net Loss after income taxes	$(134,035)	$(387,117)

Basic and Fully Diluted Loss Per Share (note 7)	$0.00	0.00

Basic Weighted Average Number of Shares	131,652,883	116,868,131

(The accompanying notes of the consolidated financial statements is an integral part of these statements)

m-Wise, Inc. and Subsidiary
Consolidated Statements of Stockholders' Deicit
Quarters ended March 31, 2007 and 2006
Unaudited

	Common Shares
			Additional
			Paid in	Accumulated
	Number	Amount	Capital	Deficit
Balance, January 1, 2006	113,514,158	$192,974	$7,399,394	$(10,639,491)

Conversion of note payable	12,400,448	21,081	2,160,057	-

Exercise of stock options	169,871	289	(18)	-

Net loss	-	-	(387,117)	-

Shares issued for employee
services	-	-	60,531	-
Balance, March 31, 2006	126,084,477	$214,344	$9,619,964	$(11,026,608)

Balance, January 1, 2007	128,902,659	$219,135	$9,981,686	$(10,836,062)

Share issuance pursuant to Equity
Financing Agreement	1,062,600	1,806	139,612	-

Exercise of stock options	2,859,646	4,862	-	-

Options vested for employee
services	-	-	-	43,762

Net loss	-	-	-	(134,035)

Balance, March 31, 2007	132,824,905	$225,803	$10,165,060	$(10,970,097)

(The accompanying notes of the consolidated financial statements is an integral part of these statements)

m-Wise, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2007 and 2006
Unaudited
	2007	2006
Cash Flows from Operating Activities
Net loss	$(134,035)	$(387,117)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	16,390	26,764
Wages and salaries paid by options	-	271
Exercise of stock options	4,862	-
Financing fees paid by issuance of shares	-	222,104
Employee options vested	43,762	60,531
	(69,021)	(77,447)
Net changes in assets and liabilities
Accounts receivable - trade	32,648	(177,418)
Loan receivable	(20,000)	-
Prepaid and sundry assets	70,625	(3,336)
Trade accounts payable	5,811	(17,885)
Other payables and accrued liabilities	21,372	7,810
Billings in excess of costs on uncompleted contracts	-	150,000
Long-term prepaid expenses	4,016	4,639
Deferred financing fees	3,157	3,157
Accrued severance pay	11,078	(1,269)

Net Cash Provided by (Used in) Operating Activities	59,686	(111,749)

Cash Flows from Investing Activities
Acquisition of equipment	(543)	(16,736)

Net Cash Used in Investing Activities	(543)	(16,736)

Cash Flows from Financing Activities
Advances from shareholder	(58,948)	159,219
Sale of common shares under Equity Financing agreement	141,418	-
Bank indebtedness - net	(3,250)	(11,068)

Net Cash Provided by Financing Activities	79,220	148,151

Net Increase in Cash and Cash Equivalents	138,363	19,666

Cash and Cash Equivalents - Beginning of Period	5,072	573

Cash and Cash Equivalents - End of Period	$143,435	$20,239

Interest and Income Taxes Paid

During the quarter, the company had no cash flows arising
from income taxes and interests paid as follows:

Interest paid	$143	$1,002

Income taxes	$-	$-

(The accompanying notes of the consolidated financial statements is an integral part of these statements)

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the year ended March 31, 2007, the Company experienced net losses of $134,035 (2006 - $387,117) and working capital deficit of $651,868 (2006 - $1,330,752).

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

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

Deferred financing fees relate to a non-interest bearing credit line facility of $500,000 provided by a shareholder as disclosed in note . The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

d)	Equipment and Depreciation

Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the undernoted annual rates and methods:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	Straight line over the term of the lease.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

f)	Research and Development Costs

Research and development costs are expensed as incurred.

g)	Use of Estimates

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2006 and 2007, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

j)	Loss per Common Share

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

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

k)	Impact of Recently Issued Accounting Standards (cont'd)

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

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
March 31, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

k)	Impact of Recently Issued Accounting Standards (cont'd)

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, "The Fair Value of Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement”. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

3.	Loan receivable

The loan receivable from a customer is non-interest bearing and due on demand.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

4.	Equipment

Equipment is comprised as follows:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$62,329	$34,093	$57,930	$27,865
Computer equipment	319,241	254,239	386,929	262,637
Leasehold improvements	2,593	574	18,810	17,280

	$384,163	$288,906	$463,669	$307,782

Net carrying amount		$95,257		$155,887

Depreciation expenses of $15,696 (2006 - $24,074) and $694 (2006 - $2,690) have been included in research and development, and general and administrative expenses respectively.

5.	Advances from Shareholder

The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a shareholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 7. At the quarter ended March 31, 2007, the line of credit has an outstanding balance of $377,423.

6.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at March 31, 2006 and 2007, the amount of the liabilities accrued were $113,123 and $115,283 respectively. Severance pay expenses for the periods ended March 31, 2006 and 2007 were $590 and $20,483 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as at March 31, 2006 and 2007 were $55,921 and $68,330 respectively. Income earned from the deposit funds for 2006 and 2007 was immaterial.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Capital Stock

Authorized
210,000,000	Common shares
170,000,000	Preferred shares
	Series "A": convertible, voting, par value of $0.0017 per share
	Series "B": 10% non-cumulative dividend, redeemable,
	convertible, voting, par value of $0.0017 per share
	Series "C": 10% non-cumulative dividend, convertible, voting,
	par value of $0.0017 per share
		2007	2006
Issued
132,824,905	Common shares (2006 - 126,084,477)	$225,803	$214,344

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

	2007		2006
	Israel	International	Israel	International
Interest rate	8%	8%	8%	8%
Expected volatility	80%	80%	80%	80%
Expected life in years	4	6	5	7

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Capital Stock (cont'd)

Warrants (cont'd):

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

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of March 31, 2007, the warrants have not been converted into common stocks.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of March 31, 2007, the warrants have not been converted into common stocks.

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

In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At March 31, 2007, the line of credit has an outstanding balance of $377,423. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

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

On March 8, 2006, the Company issued 12,400,448 common stocks for repayment of the $1,800,000 note payable to Syntek Capital AG ("Syntek") and DEP.

On April 28, 2006, the Company issued 2,818,182 common stocks to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. For the quarter ended March 31, 2007, $77,500 has been charged to consulting expense and $25,833 has been deferred and will be amortized over the term of the contract.

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

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Capital Stock (cont'd)

Stock Options:

In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares of the Company.

Under the Israel 2001 share option plan management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of March 31, 2007, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

In the quarter ended March 31, 2006, a total of 169,871 common stock options were exercised by the employees.

Under the Israel 2003 share option plan management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. As of March 31, 2007, 38,256 options under the Israel 2003 share option plan were not yet granted.

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

On November 27, 2006, 1,000,000 stock options under the International 2003 share options plan were granted at an exercise price of $0.08.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Capital Stock (cont'd)

Stock Options (cont'd):

On November 27, 2006, 2,500,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.08.

On December 1, 2006, 200,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.05.

On January 16, 2007, 1,250,000 stock options at an exercise price of $0.08 and 280,000 stock options at an exercise price of $0.05 were granted, all under the Israel 2003 share option plan. .

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Period ended March 31, 2007	43,762

$593,908

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Capital Stock (cont'd)

The following table summarizes the activity of common stock options during 2007 and 2006:

	2007		2006
	Israel	International	Israel	International

Outstanding, beginning of period	14,233,508	11,026,797	3,745,192	1,026,797
Granted	1,530,000	-	1,260,000	-
Exercised	(2,859,646)	-	(169,871)	-
Forfeited	(45,000)	-	(1,813)	-

Outstanding, end of period	12,858,862	11,026,797	4,833,508	1,026,797

Weighted average fair value of
options granted during the period	$0.0339	$-	$0.1284	$-

Weighted average exercise price of
common stock options,
beginning of period	$0.0217	$0.0727	$0.0017	$0.0017

Weighted average exercise price of
common stock options granted in
the period	$0.0686	$-	$0.1200	$-

Weighted average exercise price of
common stock options, end of
period	$0.0280	$0.0727	$0.0300	$0.0017

Weighted average remaining
contractual life of common stock
options	4 years	6 years	5 years	7 years

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets
Net operating loss carryforwards	$2,631,000	2,654,000
Valuation allowance for deferred income tax assets	(2,631,000)	(2,654,000)
	$-	-

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As at March 31, 2007, the Company has approximately $10,524,000 in tax losses in the United States parent and insignificant tax losses in its Israeli subsidiary. Losses in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	96,000

$10,524,000

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

9.	Related Party Transactions

During the period, the Company incurred consulting fees and salaries to directors in the amount of $42,000 (2006 - $55,000). At the quarter end, $542,000 (2006 - $568,000) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

10.	Major Customers

In the quarter ended March 31, 2007, the Company had three major customers which accounted for 52%, 17% and 11% of the total revenue. In the quarter ended 2006, the Company had three major customers which accounted for 53%, 16% and 15% of the total revenue. For the quarter ended March 31, 2007, 83% of the total sales were in the United States and 12% in Asia. For the quarter ended March 31, 2006, 84% of the sales were in the United States and 9% were in Asia.

11.	Commitments

a)	Leases

The Company is committed under an operating lease for its premises expiring November 11, 2009. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease is $54,000.

In addition, the Company is committed under operating vehicle leases as follows:

2008	$67,000
2009	51,000
2010	17,000
$135,000

m-Wise, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
Unaudited

11.	Commitments (cont'd)

b)	Equity Financing Agreement

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

12.	Subsequent Events

a)	Exercise of warrants

On April 4, 2007, 500,000 warrants, as described in note 7, were exercised.

b)	Equity Financing Agreement

Pursuant to the February 6, 2006 equity financing agreement with DLP as described in note 7, the Company sold 2,516,454 common shares for total proceeds of $340,928 in April 2007, and from May 1 to May 8, 2007, the Company sold an additional 682,631 common shares for total proceeds of $98,541.

c)	New subsidiary

On May 1, 2007, m-Wise Interactive, Inc., owned 51% by the Company, was incorporated in the State of Delaware. The other 49% of common shares are owned by the Company's customer as mentioned in note 3. The newly incorporated subsidiary will be primarily engaged in generating and providing mobile marketing activities and certain interactive mobile services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise, which could impair our ability to raise capital; (d) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers, and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are required to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006.

REVENUES

License fees and products. Revenues from license fees and products decreased 26% to $99,999 for the three months ended March 31, 2007 from $135,000 for the same period in 2006.

Revenue share. Revenues from revenue share increased 277% to $141,271 for the three months ended March 31, 2007 from $37,433 for the same period in 2006. The increase primarily consisted of revenues from current customers who were not our customers during the first three months of 2006 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 192% to $237,596 for the three months ended March 31, 2007 from $81,350 for the same period in 2006. The increase primarily consisted of increased orders for services from existing customers.

Cost of revenues.

Cost of revenues increased 357% to $59,110 for the three months ended March 31, 2007 from $12,947 for the same period in 2006. This increase was primarily due to Higher revenues from customer services and technical support.

Operating expenses.

Research and development.

Research and development expenses increased 40% to $189,586 for the three months ended March 31, 2007 from $135,377 for the same period in 2006. This increase was primarily due to a $44,047 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 40% for the three months ended March 31, 2007 from 53% for the same period in 2006.

General and administrative.

General and administrative expenses increased 35% to $355,011 for the three months ended March 31, 2007 from $262,518 for the same period in 2006. This increase was primarily due to a $55,853 increase in consulting expenses and a $40,563 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 74% for the three months ended March 31, 2007 from 103% for the same period in 2006.

Financing expenses.

Financing expenses. Our financing expenses decreased 96% to $9,194 for the three months ended March 31, 2007 from $230,058 for the same period in 2006. The decrease primarily consisted of $222,104 financing fee paid by issuance of common shares in 2006.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $143,435 as of March 31, 2007 and $5,072 as of December 31, 2006. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of March 31, 2007, $377,423 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund and as of May 14, 2007 we have drawn $580,887 under the Equity Line. We will need approximately $1.0 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $60,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2007 net cash provided by operating activities was $59,686 primarily due to a $70,625 decrease in prepaid and sundry assets, a $43,762 in employee vested options expense and a $32,648 decrease in accounts receivables, partially offset by our net loss of $134,035. In the same period in 2006 we used $111,749 of cash in operating activities primarily due to our net loss of $387,117 and a $177,418 increase in accounts receivables, partially offset by a $222,104 financing fees paid by issuance of shares and a $150,000 increase in billing in excess of costs on uncompleted contracts.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2007, net cash used in investing activities was $543 consisting of an investment in equipment. In the same period in 2006 net cash used in investing activities was $16,736 consisting of an investment in equipment. For the three months ended March 31, 2007, net cash provided by financing activities was $79,220 primarily due to a $141,418 sale of common shares under equity financing agreement, partially offset by a $58,948 decrease in advances from a shareholder. In the same period in 2006, net cash provided by financing activities was $148,151 due to a $159,219 increase in advances from a shareholder, partially offset by a $11,068 decrease in bank indebtedness.

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
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Pursuant to the February 6, 2006 equity line credit agreement with Dutchess Private Equities Fund, LP , the Company sold 1,062,600 common shares for total proceeds of $141,418 in March , 2,516,454 common shares for total proceeds of $340,928 in April 2007, and from May 1 to May 8, 2007, the Company sold an additional 682,631 common shares for total proceeds of $98,541.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 1, 2007, m-Wise Interactive, Inc., owned 51% by the Company, was incorporated in the State of Delaware. The other 49% of common shares are owned by Divine Management Holdings Limited. The newly incorporated subsidiary will be primarily engaged in generating and providing mobile marketing activities and certain interactive mobile services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and restated Certificate of Incorporation**
3.2	Bylaws**
4.1	Purchase and registration rights agreement and schedule of details**
10.1	Amended and Restated Employment Agreement with Mordechai Broudo**
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo**
10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin**
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin**
10.5	Employment Agreement, Gabriel Kabazo**
10.6	Confidentiality rider to Gabriel Kabazo Employment Agreement**
10.7	Employment Agreement Asaf Lewin**
10.8	2003 International Share Option Plan**
10.9	Form of Option Agreement, 2003 International Share Option Plan**
10.10	2001 International Share Option Plan**
10.11	Form of Option Agreement, 2001 International Share Option Plan**
10.12	2003 Israel Stock Option Plan**
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan**
10.14	2001 Israel Share Option Plan**
10.15	Form of Option Agreement, 2001 Israel Share Option Plan**
10.16	Investors’ Rights Agreement dated January 11, 2001**
10.17	Stockholders Agreement**
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between I Touch plc and m-Wise, Inc.**
10.19	Purchase agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002**
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003**
10.21	Consulting agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended see exhibit 10.20 above**
10.22	Amendment to Investors’ Rights Agreement dated October 2, 2003**
10.23	Appendices to 2003 Israel Stock Option Plan**

10.24	Appendices to 2001 Israel Share Option Plan**
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004**
10.26	Termination and Release Agreement by and among the Company and Syntek capital AG. (Incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on January 13, 2006)
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

_____________
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

The Company filed a current report on Form 8-K on February 13, 2007 pursuant to the Election of Mr. Mordechai Broudo as Chairman and Mr. Zach Sivan as Chief Executive Officer.

The Company filed a current report on Form 8-K on March 30, 2007 pursuant to the resignation of SF Partnership, LLC as our auditor. As a result, we have retained Davis Accounting Group, LLC, to serve as our independent auditor and will report on our financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

m-Wise, INC.
(Registrant)
Date: May 15, 2007	/s/ Mordechai Broudo
Name: Mordechai Broudo
Title: Chairman