Form 10QSB
period 2007-06-30
M WISE INC
filed 2007-08-14
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to _______________________

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
Yes ☒ No ☐

The number of shares outstanding of the issuer's common stock, as of August 14, 2007 was 137,554,045.

Transitional Small Business Disclosure Format (check one):                           Yes ☐ No ☒

m-Wise, INC.

TABLE OF CONTENTS

		Page

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheet as of June 30, 2007	2
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	3
	Consolidated Statements of Stockholders' Deficit for the Periods Ended June 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities	23
Item 3	Defaults upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits and Reports on Form 8-K	24

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

M-WISE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

M-WISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

ASSETS

2007
Current Assets:
Cash and cash equivalents	$428,933
Accounts receivable - Trade (net of allowance for doubtful accounts of $150,983)	497,628
Prepaid and sundry assets	24,988
Total current assets	951,549

Long-term Assets:
Long-term Prepaid Expenses	14,776
Equipment, net (note 3)	102,100
Deferred Financing Fees	6,324
Total Long-term Assets	123,200

Total Assets	$1,074,749

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank indebtedness	$140
Accounts payable - Trade	51,481
Other payables and accrued expenses	919,634
Advances from shareholder (note 4)	321,019

Total current liabilities	1,292,274

Long-term Liabilities:
Accrued severance pay (note 5)	46,073
Total long-term liabilities	46,073
Total liabilities	1,338,347

Commitments and Contingencies (note 10)

Stockholders' Deficit:
Preferred stock (note 6)	-
Common stock (note 6)	233,650
Additional paid-in capital	10,720,529
Accumulated deficit	(11,217,777)

Total stockholders' deficit	(263,598)

Total Liabilities and Stockholders' Deficit	$1,074,749

(The accompanying notes of the consolidated financial statements is an integral part of this statement).

M-WISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND SIX-MONTHS
ENDED JUNE 30, 2007, AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$426,333	$770,917	$905,199	$1,024,700

Cost of Sales	76,132	98,793	135,242	111,740

Gross Profit	350,201	672,124	769,957	912,960

Expenses:
General and administrative	398,298	350,888	753,309	613,406
Research and development	189,492	137,372	379,078	272,749

Total expenses	587,790	488,260	1,132,387	886,155

Gain (Loss) from Operations	(237,589)	183,864	(362,430)	26,805

Other Income (Expense)
Financial	(10,091)	(21,460)	(19,285)	(251,518)

Total other income (expense)	(10,091)	(21,460)	(19,285)	(251,518)

Net Income (Loss) after Income Taxes	$(247,680)	$162,404	$(381,715)	$(224,713)

Basic and Fully Diluted Loss per Share (note 6)
Gain (loss) per common share - Basic and diluted	$(0.00)	$0.00	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	136,103,398	128,066,495	133,124,601	122,498,248

(The accompanying notes of the consolidated financial statements is an integral part of this statement).

M-WISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED JUNE 30, 2007, AND 2006
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2006	113,514,158	$192,974	$7,399,394	$(10,639,491)	$(3,047,123)

Conversion of note payable - Stock	12,400,448	21,081	1,723,829	-	1,744,910

Conversion of note payable - Warrants	-	-	436,228	-	436,228

Exercise of stock options	169,871	289	(18)	-	271

Shares issued for employee services	-	-	60,531	-	60,531

Net (loss) for the period	-	-	-	(387,117)	(387,117)

Balance - March 31, 2006	126,084,477	$214,344	$9,619,964	$(11,026,608)	$(1,192,300)

Options vested for employee services (note 6)	-	-	14,501	-	14,501

Shares issued for consulting services	2,818,182	4,791	305,209	-	310,000

Net income for the period	-	-	-	162,404	162,404

Balance - June 30, 2006	128,902,659	$219,135	$9,939,674	$(10,864,204)	$(705,395)

Balance, January 1, 2007	128,902,659	$219,135	$9,981,686	$(10,836,062)	$(635,241)

Share issuance pursuant to Equity Financing Agreement (note 6)	1,062,600	1,806	139,612	-	141,418

Exercise of stock options	2,859,646	4,862	-	-	4,862

Options vested for employee services	-	-	43,762	-	43,762

Net (loss) for the period	-	-	-	(134,035)	(134,035)

Balance - March 31, 2007	132,824,905	$225,803	$10,165,060	$(10,970,097)	$(579,234)

Share issuance pursuant to Equity Financing Agreement (note 6)	3,824,783	6,502	510,906	-	517,408

Exercise of stock options (note 6)	301,127	505	-	-	505

Exercise of warrants (note 6)	500,000	840	-	-	840

Options vested for employee services (note 6)	-	-	44,563	-	44,563

Net (loss) for the period	-	-	-	(247,680)	(247,680)

Balance - June 30, 2007	137,450,815	$233,650	$10,720,529	$(11,217,777)	$(263,598)

(The accompanying notes of the consolidated financial statements is an integral part of this statement).

M-WISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007, AND 2006
(Unaudited)

	2007	2006

Operating Activities:
Net (loss)	$(381,715)	$(224,713)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	30,575	54,640
Employee options vested	88,325	75,303
Exercise of stock options and warrants	6,206	-
Financing fees paid by issuance of shares	-	222,104
Consulting services paid by issuance of shares	-	51,667
Net changes in assets and liabilties
Accounts receivable - Trade	21,284	(374,141)
Prepaid and sundry assets	98,187	(3,323)
Accounts payable - Trade	27,492	7,556
Other payables and accrued liabilities	(5,888)	12,018
Deferred revenue	-	136,963
Long-term prepaid expenses	4,089	(865)
Deferred financing fees	6,314	6,314
Accrued severence pay	10,198	1,503

Net Cash (Used in) Operating Activities	(94,933)	(34,974)

Investing Activities:
Acquisition of equipment	(21,570)	(28,829)

Net Cash (Used in) Investing Activities	(21,570)	(28,829)

Financing Activities:
Advances from shareholder	(115,352)	142,084
Proceeds from issuance of common stock and warrants for repayment of notes payable	-	1,959,034
Repayment of notes payable	-	(1,959,034)
Sale of common shares under Equity Financing Agreement	658,826
Bank indebtedness - Net	(3,110)	(10,318)

Net Cash Provided by Financing Activities	540,364	131,766

Net Increase in Cash and Cash Equivalents	423,861	67,963

Cash and Cash Equivalents - Beginning of Period	5,072	573

Cash and Cash Equivalents - End of Period	$428,933	$68,536

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$261	$1,463

Income taxes	$-	$-

(The accompanying notes of the consolidated financial statements is an integral part of this statement).

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

1.	Description of Business and Going Concern

a)	Description of Business

m-Wise Inc. (the "Company") is a Delaware corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions and information services with internet billing capabilities.

The Company's wholly owned subsidiaries include m-Wise LTD., located in Israel and incorporated in 2000 under the laws of Israel, and m-Wise Interactive, Inc., located in the United States and incorporated in May 2007 as a Delaware corporation. However, m-Wise Interactive, Inc. has essentially been inactive since its incorporation date.

b)	Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the six months ended June 30, 2007, the Company experienced net losses of $381,715 (2006 - $224,713), and as of June 30, 2007, had a working capital deficit of $340,725 (2006 - $827,639).

The Company is in an industry where operational fluctuation is usually higher than other industries. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, continuing sale of its products and attaining profitable operations.

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

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Reporting Currency

A majority of the Company's revenues are generated in United States dollars. In addition, a substantial portion of the Company's costs are incurred in United States dollars. Management has determined that the United States dollar is the functional and reporting currency of the Company.

b)	Principles of Consolidation

The consolidated financial statements include the operations of m-Wise, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

c)	Deferred Financing Fees

Deferred financing fees relate to non-interest bearing credit line facility of $500,000 provided by a shareholder as disclosed in Note 4. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the fees are being amortized using the straight-line method over five years.

d)	Equipment and Depreciation

Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the annual rates and methods listed below:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	Straight-line method over the term of the lease.

e)	Revenue Recognition

The Company generates revenues from product sales, licensing, customer services and technical support.

Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2 "Software Revenue Recognition" and Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts are expected to result in a matching of gross profit with period

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work at each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenue, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

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

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2007 and 2006, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

j)	Earnings (loss) per Common Share

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

k)	Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

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

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

3.	Equipment

Equipment is comprised as follows:
		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$62,329	$35,475	$60,090	$29,451
Computer equipment	340,280	266,769	396,856	287,845
Leasehold improvements	2,593	858	18,810	18,356

	$405,202	$303,102	$475,756	$335,652

Net carrying amount		$102,100		$140,104

Depreciation expenses of $29,188 (2006 - $49,179) and $1,387 (2006 - $5,461) have been included in research and development, and general and administrative expenses respectively.

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

4.	Advances from Shareholder

The advances from the major shareholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a shareholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in Note 6. At the period ended June 30, 2007, the line of credit has an outstanding balance of $321,019.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at June 30, 2006 and 2007, the amount of the liabilities accrued were $126,188 and $126,862 respectively. Severance pay expenses for the periods ended June 30, 2006 and 2007 were $12,812 and $31,792 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as at June 30, 2006 and 2007 were $66,214 and $80,789 respectively. Income earned from the deposit funds for 2006 and 2007 was immaterial.

6.	Capital Stock

Authorized
210,000,000	Common shares
170,000,000	Preferred shares
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 0% non-cumulative dividend, convertible, voting, ar value of $0.0017 per share

		2007	2006
Issued
137,450,815	Common shares (2006 - 128,902,659)	$233,667	$219,135

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the 1 to 6 forward stock split, were issued to one of the shareholders with his preferred Class "A" shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company's securities. Warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the 1 to 6 forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid-in capital. The warrants for preferred Class "A" shares were converted into warrants for common shares on a 1 to 1 basis during the year.

In January 2003, the Company issued warrants to purchase 180,441 Class "B" preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The warrants will expire in 2010.

The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year at a ratio of 1 to 6.3828125. After the conversion, the warrants were further split at the ratio of 1 to 6 in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were warrants to purchase 7,025,778 shares outstanding.

On April 4, 2007, 505,732 of the above warrants were converted into common shares and the number of warrants outstanding as at June 30, 2007 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of June 30, 2007, the warrants have not been converted into common stocks.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of June 30, 2007, the warrants have not been converted into common stocks.

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a shareholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. At June 30, 2007, the line of credit had an outstanding balance of $321,019. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

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

On March 8, 2006, the Company issued 12,400,448 common stock for repayment of the $1,800,000 notes payable to Syntek Capital AG ("Syntek") and DEP.

On April 28, 2006, the Company issued 2,818,182 common stocks to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. For the period ended June 30, 2007, $103,333 has been charged to consulting expense.

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006 equity financing agreement with a Delaware limited partnership ("DLP"). The agreement entitled the Company to sell up to 20,000,000 of the Company’s common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant shareholder can sell up to 30,000,000 common shares at market value. For the period ended June 30, 2007, 4,887,383 common shares were issued under the agreement for $658,826.

Stock Options:

In February 2001 the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase common shares of the Company.

Under the Israel 2001 share option plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share option plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2007, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

Under the Israel 2003 share option plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On January 16, 2007, the plan was amended to authorize an additional 1,530,000 stock options (1,250,000 at an exercise price of $0.08 and 280,000 at an exercise price of $0.05). On June 29, 2007, the plan was further amended to issue an additional 180,000 stock options at an exercise price of $0.13. As of June 30, 2007, 38,256 options under the Israel 2003 share option plan were not yet granted.

On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan was cancelled and reissued, in accordance with SFAS 123, paragraph 187 Accounting for Stock Based Payments (Modification of Awards).

On August 14, 2006, 6,000,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.04.

On November 1, 2006, 700,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.04.

On November 27, 2006, 1,000,000 stock options under the International 2003 share options plan were granted at an exercise price of $0.08.

On November 27, 2006, 2,500,000 stock options under the Israel 2003 share option plan were granted at an exercise price of $0.08.

On December 1, 2006, 200,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.05.

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

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

On June 22 2007, 132,914 stock options under the Israel 2003 share option plan and 168,213 under the Israel 2001 share option plan were exercised.

On June 29, 2007, 180,000 stock options at an exercise price of $0.13 were granted under the Israel 2003 share option plan.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Period ended June 30, 2007	88,325
$638,471

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

The following table summarizes the activity of common stock options during 2007 and 2006:

	2007		2006
	Israel	International	Israel	Internationa

Outstanding, beginning of period	14,233,508	11,026,797	3,745,192	1,026,797
Granted	1,710,000	-	1,260,000	-
Exercised	(3,160,773)	-	(169,871)	-
Forfeited	(49,368)	-	(1,813)	-

Outstanding, end of period	12,733,367	11,026,797	4,833,508	1,026,797

Weighted average fair value of options granted during the period	$0.0458	$-	$0.0494	$-

Weighted average exercise price of common stock options, beginning of period	$0.0217	$0.0727	$0.0017	$0.0017

Weighted average exercise price of common stock options granted in the period	$0.0804	$-	$0.0500	$-

Weighted average exercise price of common stock options, end of period	$0.0296	$0.0727	$0.0143	$0.0017

Weighted average remaining contractual life of common stock options	4 years	6 years	5 years	7 years

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

7.	Income Taxes

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets
Net operating loss carryforwards	$2,686,000	$2,602,000
Valuation allowance for deferred income tax assets	(2,686,000)	(2,602,000)

	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

As at June 30, 2007, the Company has approximately $10,745,000 in net operating loss carryforwards in the United States parent and insignificant tax losses in its Israeli subsidiary. Losses in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	317,000
$10,745,000

8.	Related Party Transactions

During the period ended June 30, 2007, the Company directors incurred consulting fees and salaries to directors in the amount of $77,000 (2006 - $110,000). As of June 30, 2007, $506,000 (2006 - $566,000) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

9.	Major Customers

For the six months ended June 30, 2007, the Company had three major customers which accounted for 54%, 16% and 10% of total revenue. For the six months ended 2006, the Company had four major customers which accounted for 39%, 18%, 18% and 13% of the total revenue. For the six months ended June 30, 2007, 83% (2006, 71%) of the total sales were in the United States and 10% were in Asia (2006, 8%).

10.	Commitments

a)	Leases

The Company is committed under an operating lease for its premises which expires on June 30, 2008. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease are $54,000.

In addition, the Company is committed under operating vehicle leases as follows:

2008	$70,000
2009	55,000
2010	14,000
$139,000

m-Wise, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007, and 2006
(Unaudited)

b)	Equity Financing Agreement

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006, equity financing agreement with a Delaware limited partnership ("DLP"). The agreement entitled the Company to sell up to 20,000,000 of the Company’s common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant shareholder can sell up to 30,000,000 common shares at market value. As at June 30, 2007, 4,887,383 common shares have been issued under the agreement for $658,826.

11.	Subsequent Events

Exercise of Stock Options:

On July 1, 2007, 103,230 stock options under the Israel 2003 share option plan were exercised.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2006.

REVENUES

License fees and products. Revenues from license fees and products decreased 68% to $199,998 for the six months ended June 30, 2007 from $622,650 for the same period in 2006.

Revenue share. Revenues from revenue share increased 46% to $233,450 for the six months ended June 30, 2007 from $160,072 for the same period in 2006. The increase primarily consisted of revenues from current customers who were not our customers during the first six months of 2006 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 95% to $471,751 for the six months ended June 30, 2007 from $241,978 for the same period in 2006. The increase primarily consisted of increased orders for services from existing customers.

Cost of revenues.

Cost of revenues increased 21% to $135,242 for the six months ended June 30, 2007 from $111,740 for the same period in 2006. This increase was primarily due to Higher revenues from customer services and technical support.

Operating expenses.

Research and development. Research and development expenses increased 39% to $379,078 for the six months ended June 30, 2007 from $272,749 for the same period in 2006. This increase was primarily due to a $112,225 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues increased to 42% for the six months ended June 30, 2007 from 27% for the same period in 2006.

General and administrative.

General and administrative expenses increased 23% to $753,309 for the six months ended June 30, 2007 from $613,406 for the same period in 2006. This increase was primarily due to a $116,751 increase in marketing expenses and a $41,695 increase in payroll and related expenses. General and administrative expenses, stated as a percentage of revenues, increased to 83% for the six months ended June 30, 2007 from 60% for the same period in 2006.

Financing expenses.

Financing expenses. Our financing expenses decreased 92% to $19,285 for the six months ended June 30, 2007 from $251,518 for the same period in 2006. The decrease primarily consisted of $222,104 financing fee paid by issuance of common shares in 2006.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $428,933 as of June 30, 2007 and $5,072 as of December 31, 2006. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of June 30, 2007, $321,019 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund and as of August 14, 2007 we have drawn $658,826 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the six months ended June 30, 2007 net cash used in operating activities was $94,933 primarily due to our net loss of $381,715, partially offset by a $98,187 decrease in prepaid and sundry assets, a $88,325 in employee vested options expense and a $30,575 in consulting fees paid by issuance of common stocks. In the same period in 2006 we used $34,974 of cash in operating activities primarily due to our net loss of $224,713 and a $374,141 increase in accounts receivables, partially offset by $222,104 financing fee paid by issuance of common shares and a $136,963 increase in deferred revenues.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the six months ended June 30, 2007, net cash used in investing activities was $21,570 consisting of an investment in equipment. In the same period in 2006 net cash used in investing activities was $28,829 consisting of an investment in equipment. For the six months ended June 30, 2007, net cash provided by financing activities was $540,364 primarily due to a $658,826 sale of common shares under equity financing agreement, partially offset by a $115,352 decrease in advances from a shareholder. In the same period in 2006, net cash provided by financing activities was $131,766 due to a $142,084 increase in advances from a shareholder, partially offset by a $10,318 decrease in bank indebtedness.

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
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Pursuant to the February 6, 2006 equity line credit agreement with Dutchess Private Equities Fund, LP , the Company sold 1,062,600 common shares for total proceeds of $141,418 in March , 2,516,454 common shares for total proceeds of $341,003 in April 2007, 1,192,329 common shares for total proceeds of $164,829 in May 2007 and 116,000 common shares for total proceeds of $11,576 in June 2007.

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

21.	List of Subsidiaries**
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32.1	Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. ***
32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. ***
_____________
*	Filed herewith.

**	Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2 (Reg. No.333-106160).

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

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

m-Wise, INC. (Registrant)
Date: August 14, 2007	/s/ Mordechai Broudo
Name: Mordechai Broudo
Title: Chairman