Form 10QSB
period 2007-09-30
M WISE INC
filed 2007-11-13
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________________ to ________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        YES ☐ NO☒

The number of shares outstanding of the issuer's common stock, as of November 13, 2007 was 138,129,045.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

m-Wise, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

M-WISE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2007, AND 2006

(UNAUDITED)

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

2007
ASSETS

Current Assets:
Cash and cash equivalents	$251,678
Accounts receivable - Trade (net of allowance
for doubtful accounts of $ 224,215)	449,482
Prepaid and other assets	23,969

Total current assets	725,129

Long-term Assets:
Long-term prepaid expenses	21,706
Equipment, net (note 3)	91,099
Debt issuance costs, net	3,167

Total long-term assets	115,972

Total Assets	$841,101

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$67,643
Other payables and accrued expenses	788,668
Advances from stockholder (note 4)	307,229

Total current liabilities	1,163,540

Long-term Liabilities:
Accrued severance pay (note 5)	49,999
Total long-term liabilities	49,999
Total liabilities	1,213,539

Commitments and Contingencies (note 10)

Stockholders' (Deficit):
Preferred stock (note 6)	-
Common stock (note 6)	233,842
Additional paid-in capital	10,766,673
Accumulated (deficit)	(11,372,953)

Total stockholders' (deficit)	(372,438)

Total Liabilities and Stockholders' (Deficit)	$841,101

(The accompanying notes of the consolidated financial statements is an integral part of this statement).

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND NINE-MONTHS
ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$537,288	$499,253	$1,442,487	$1,523,953

Cost of Sales	71,225	53,366	206,467	165,106

Gross Profit	466,063	445,887	1,236,020	1,358,847

Expenses:
Research and development	175,250	123,826	554,328	396,575
General and administrative	428,388	306,797	1,181,697	920,203

Total expenses	603,638	430,623	1,736,025	1,316,778

Income (loss) from operations	(137,575)	15,264	(500,005)	42,069

Other Income (Expense):
Interest and other	(17,601)	(16,259)	(36,886)	(267,777)

Total other income (expense)	(17,601)	(16,259)	(36,886)	(267,777)

Provision for income taxes	-	-	-	-

Net (Loss)	$(155,176)	$(995)	$(536,891)	$(225,708)

Basic and Fully Diluted Loss per Share (note 6)
Gain (loss) per common share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	137,552,923	128,902,659	134,616,929	124,656,511

(The accompanying notes of the consolidated financial statements is an integral part of these statements).

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIODS ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2006	113,514,158	$192,974	$7,399,394	$(10,639,491)	$(3,047,123)

Conversion of note payable - Stock	12,400,448	21,081	1,723,829	-	1,744,910

Conversion of note payable - Warrants	-	-	436,228	-	436,228

Exercise of stock options	169,871	289	(18)	-	271

Options vested for employee services (note 6)	-	-	60,531	-	60,531

Net (loss) for the period	-	-	-	(387,117)	(387,117)

Balance - March 31, 2006	126,084,477	$214,344	$9,619,964	$(11,026,608)	$(1,192,300)

Options vested for employee services (note 6)	-	-	14,501	-	14,501

Shares issued for consulting services	2,818,182	4,791	305,209	-	310,000

Net income for the period	-	-	-	162,404	162,404

Balance - June 30, 2006	128,902,659	$219,135	$9,939,674	$(10,864,204)	$(705,395)

Options vested for employee services (note 6)	-	-	10,708	-	10,708

Shares issued for consulting services	-	-	-	-	-

Net (loss) for the period	-	-	-	(995)	(995)

Balance - September 30, 2006	128,902,659	$219,135	$9,950,382	$(10,865,199)	$(695,682)

Balance, January 1, 2007	128,902,659	$219,135	$9,981,686	$(10,836,062)	$(635,241)

Share issuance pursuant to Equity
Financing Agreement (note 6)	1,062,600	1,806	139,612	-	141,418

Exercise of stock options	2,859,646	4,862	-	-	4,862

Options vested for employee services	-	-	43,762	-	43,762

Net (loss) for the period	-	-	-	(134,035)	(134,035)

Balance - March 31, 2007	132,824,905	$225,803	$10,165,060	$(10,970,097)	$(579,234)

Share issuance pursuant to Equity
Financing Agreement (note 6)	3,824,783	6,502	510,906	-	517,408

Exercise of stock options (note 6)	301,127	511	(6)	-	505

Exercise of warrants (note 6)	500,000	850	(10)	-	840

Options vested for employee services (note 6)	-	-	44,563	-	44,563

Net (loss) for the period	-	-	-	(247,680)	(247,680)

Balance - June 30, 2007	137,450,815	$233,666	$10,720,513	$(11,217,777)	$(263,598)

Exercise of stock options (note 6)	103,230	176	16	-	192

Options vested for employee services (note 6)	-	-	46,144	-	46,144

Net (loss) for the period	-	-	-	(155,176)	(155,176)

Balance - September 30, 2007	137,554,045	$233,842	$10,766,673	$(11,372,953)	$(372,438)

(The accompanying notes of the consolidated financial statements is an integral part of these statements).

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

	2007	2006

Operating Activities:
Net (loss)	$(536,891)	$(225,708)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	44,775	82,551
Employee options vested	134,489	-
Expenses paid by cashless exercise of stock options and warrants	6,381	-
Financing fees paid by issuance of shares	-	222,104
Wages and salaries paid by options	-	86,011
Consulting services paid by issuance of shares	-	129,167
Amortization of debt issuance costs	9,471	9,471
Net changes in assets and liabilties
Accounts receivable - Trade	69,429	(297,619)
Prepaid and other assets	99,206	(12,365)
Billings in excess of costs on uncompleted contracts	-	51,583
Accounts payable - Trade	43,653	(34,893)
Other payables and accrued liabilities	(136,854)	(91,328)
Long-term prepaid expenses	(2,841)	2,282
Accrued severence pay	14,124	4,869

Net Cash (Used in) Operating Activities	(255,058)	(73,875)

Investing Activities:
Acquisition of equipment	(24,770)	(50,149)

Net Cash (Used in) Investing Activities	(24,770)	(50,149)

Financing Activities:
Advances from (payments to) stockholder	(129,142)	143,989
Proceeds from issuance of common stock and warrants
for repayment of notes payable	-	1,959,034
Repayment of notes payable	-	(1,959,034)
Sale of common shares under Equity Financing Agreement	658,826	-
Bank indebtedness - Net	(3,250)	353

Net Cash Provided by Financing Activities	526,434	144,342

Net Increase in Cash and Cash Equivalents	246,606	20,318

Cash and Cash Equivalents - Beginning of Period	5,072	573

Cash and Cash Equivalents - End of Period	$251,678	$20,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$383	$1,924

Income taxes	$-	$-

(The accompanying notes of the consolidated financial statements is an integral part of these statements).

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

1.	Description of Business and Going Concern

a)	Description of Business

m-Wise, Inc. (the "Company") is a Delaware corporation which develops interactive messaging platforms for mobile phone-based commercial applications, transactions, and information services with internet billing capabilities.

The Company's wholly owned subsidiary, m-Wise, LTD., is located in Israel and was incorporated in 2000 under the laws of Israel.

b)	Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the nine-months ended September 30, 2007, the Company experienced a net loss of $536,891 (2006 - $225,708) and as of September 30, 2007 the Company’s working capital deficit was $438,411 (2006 - $801,665).

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
September 30, 2007, and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

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

c)	Debt Issuance Costs

Debt issuance costs relate to non-interest bearing credit line facility of $500,000 provided by a stockholder as disclosed in Note 4. The overdraft from the credit facility is non-interest bearing and there are no covenants with which the Company will need to comply. The credit line facility has no expiration date and management expects to retain the facility for a period of at least five years. Accordingly, the debt issuance costs are being amortized using the straight-line method over five years.

d)	Equipment and Depreciation

Equipment is stated at cost. Depreciation is based on the estimated useful lives of the assets and is provided using the annual rates and methods listed below:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	Straight-line method over the term of the lease.

e)	Revenue Recognition

The Company generates revenues from product sales, licensing, customer services, and technical support.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"), Statement of Position 97-2 "Software Revenue Recognition," and Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts are expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer, and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work at each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer, and the balance of the total contract price when the software is successfully put into real-life application. The revenue, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can operate without on-going support.

Technology license revenues are recognized in accordance with SAB No. 104 at the time the technology and license is delivered to the customer, collection is probable, the fee is fixed and determinable, a persuasive evidence of an agreement exists, no significant obligation remains under the sale or licensing agreement, and no significant customer acceptance requirements exist after delivery of the technology.

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

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Israel financial institutions.

The Company provides credit to its clients in the normal course of its operations. Depending on their size, financial strength, and reputation, customers are given credit terms of up to 60 days. The Company carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables, and trade payables approximate their fair values due to the short-term maturities of these instruments.

j)	Earnings (Loss) per Common Share

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share.” Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

k)	Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN No. 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosures are also required about certain effects on net periodic benefit costs for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN No. 48-1”). FIN 48-1 amends FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN No. 48-1 shall be applied upon the initial adoption of FIN No. 48. Accordingly, the Company has applied the provisions of FIN No. 48-1 effective January 1, 2007. The adoption of FIN No. 48-1 did not have a material impact on the Company’s results of operations and financial condition.

 On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB No. 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently reviewing the effect, if any, if the proposed FSP were to be adopted.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

3.	Equipment

Equipment is comprised as follows:

	2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$63,832	$(36,886)	$60,090	$(31,067)
Computer equipment	341,970	(279,268)	415,011	(312,573)
Leasehold improvements	2,593	(1,142)	20,868	(18,816)

	$408,395	$(317,296)	$495,969	$(362,456)

Net carrying amount		$91,099		$133,513

Depreciation expenses of $42,691 (2006 - $74,277) and $2,084 (2006 - $8,274) have been included in research and development, and general and administrative expenses respectively.

4.	Advances from Stockholder

The advances from the major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in Note 6. As of the period ended September 30, 2007, the line of credit has an outstanding balance of $307,229.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The Company's liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As of September 30, 2006, and 2007, the amount of the liabilities accrued were $133,115 and $143,310 respectively. Severance pay expenses for the periods ended September 30, 2006, and 2007, were $19,948 and $47,403 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as of September 30, 2006, and 2007, were $69,775 and $93,311 respectively. Income earned from the deposit funds for 2006 and 2007 was immaterial.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

6.	Capital Stock

Authorized

210,000,000	Common shares
170,000,000	Preferred shares
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

Issued		2007	2006
137,554,045	Common shares (2006 - 128,902,659)	$233,842	$219,135

Stock Warrants and Options:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123 "Accounting for Stock - Based Compensation" and SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2007		2006
	Israel	International	Israel	International
Interest rate	8%	8%	8%	8%
Expected volatility	80%	80%	80%	80%
Expected life in years	4	6	5	7

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the 1 to 6 forward stock split, were issued to one of the stockholders with his preferred Class "A" shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company's securities. Warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the 1 to 6 forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid-in capital. The warrants for preferred Class "A" shares were converted into warrants for common shares on a 1 to 1 basis during the year.

In January 2003, the Company issued warrants to purchase 180,441 Class "B" preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The warrants will expire in 2010.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year at a ratio of 1 to 6.3828125. After the conversion, the warrants were further split at the ratio of 1 to 6 in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were warrants to purchase 7,025,778 shares outstanding.

On April 4, 2007, 505,732 of the above warrants were converted into common shares and the number of warrants outstanding as of September 30, 2007, was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG (“Syntek”), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of September 30, 2007, the warrants have not been converted into common stocks.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. (“DEP”). The value assigned to the warrants was $ 218,114. As of September 30, 2007, the warrants have not been converted into common stocks.

Capital Stock:

In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the 1 to 6 forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the SEC. In November 2003, it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a stockholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. As of September 30, 2007, the line of credit had an outstanding balance of $321,019. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

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

On March 8, 2006, the Company issued 12,400,448 common stock for repayment of the $1,800,000 notes payable to Syntek and DEP.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

On April 28, 2006, the Company issued 2,818,182 common stocks to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. For the period ended September 30, 2007, $103,333 has been charged to consulting expense.

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

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant stockholder can sell up to 30,000,000 common shares at market value. For the period ended September 30, 2007, 4,887,383 common shares were issued under the agreement for $658,826.

Stock Options:

In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase common shares of the Company.

Under the Israel 2001 share option plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 share options plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2007, 3,672 options under the Israel 2001 share option plan for common stock were not yet granted.

Under the Israel 2003 share option plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 share option plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On January 16, 2007, the plan was amended to authorize an additional 1,530,000 stock options (1,250,000 at an exercise price of $0.08 and 280,000 at an exercise price of $0.05). On June 29, 2007, the plan was further amended to issue an additional 180,000 stock options at an exercise price of $0.13. As of September 30, 2007, 38,256 options under the Israel 2003 share option plan were not yet granted.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

On January 12, 2006, 1,260,000 stock options under the Israel 2003 share options plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan was cancelled and reissued, in accordance with SFAS No. 123, paragraph 187 “Accounting for Stock Based Payments” (Modification of Awards).

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

In February 2007, 872,864 stock options under the Israel 2001 share options plan were exercised.

In March 2007, 1,586,782 stock options under the Israel 2003 share option plan and 400,000 under the Israel 2001 share option plan were exercised.

On June 22, 2007, 132,914 stock options under the Israel 2003 share option plan and 168,213 under the Israel 2001 share option plan were exercised.

On June 29, 2007, 180,000 stock options at an exercise price of $0.13 were granted under the Israel 2003 share option plan.

On July 1, 2007, 103,230 stock options under the Israel 2003 share option plan were exercised.

On September 14, 2007, 500,000 stock options at an exercise price of $0.11 were granted under the
International share option plan.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Period ended September 30, 2007	134,469
$684,615

The following table summarizes the activity of common stock options during 2007 and 2006:

	2007		2006
	Israel	International	Israel	International

Outstanding, beginning of period	14,233,508	11,026,797	3,745,192	1,026,797
Granted	1,710,000	500,000	7,260,000	-
Exercised	(3,264,003)	-	(169,871)	-
Forfeited	(50,988)	-	(1,813)	-

Outstanding, end of period	12,628,517	11,526,797	10,833,508	1,026,797

Weighted average fair value of options granted during the period	$0.0364	$0.0770	$0.0356	$-

Weighted average exercise price of common stock options, beginning of period	$0.0217	$0.0727	$0.0017	$0.0017

Weighted average exercise price of common stock options granted in the period	$0.0674	$0.1100	$0.0417	$-

Weighted average exercise price of common stock options, end of period	$0.0275	$0.0700	$0.0285	$0.0017

Weighted average remaining contractual life of common stock options	4 years	6 years	5 years	7 years

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

7.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets
Net operating loss carryforwards	$2,724,000	$2,618,000
Valuation allowance for deferred income tax assets	(2,724,000)	(2,618,000)
	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of September 30, 2007, the Company has approximately $10,897,000 in net operating loss carryforwards in the United States parent and approximately $68,000 in tax losses in its Israeli subsidiary. Losses in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	469,000
$10,897,000

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

8.	Related Party Transactions

During the period ended September 30, 2007, the Company’s Directors incurred consulting fees and salaries to Directors in the amount of $111,660 (2006 - $165,000). As of September 30, 2007, $456,100 (2006 - $533,000) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

9.	Major Customers

For the nine-months ended September 30, 2007, the Company had two major customers which accounted for 52% and 16% of total revenue. For the nine-months ended September 30, 2006, the Company had four major customers which accounted for 29%, 22%, 16% and 12% of the total revenue. For the nine-months ended September 30, 2007, 78% (2006, 77%) of the total sales were in the United States and 12% were in Asia (2006, 8%).

10.	Commitments

a)	Leases

The Company is committed under an operating lease for its premises which expires on June 30, 2008. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease are $54,000.

In addition, the Company is committed under operating vehicle leases as follows:

2008	$94,000
2009	75,000
2010	34,000
$203,000

b)	Equity Financing Agreement

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006, equity financing agreement with a DLP. The agreement entitled the Company to sell up to 20,000,000 of the Company’s common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the ADV multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is 5 trading days after such Put Date. There are Put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007, and 2006
(Unaudited)

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DLP and a current significant stockholder can sell up to 30,000,000 common shares at market value. As of September 30, 2007, 4,887,383 common shares have been issued under the agreement for $658,826.

11.	Subsequent Events

Subsequent to year end, the Company issued 575,000 common shares to DLP on October 16, 2007, pursuant to the equity financing agreement as described in note 10b.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES

License fees and products. Revenues from license fees and products decreased 22% to $99,999 for the three months ended September 30, 2007 from $127,510 for the same period in 2006.

Revenue share. Revenues from revenue share increased 63% to $172,088 for the three months ended September 30, 2007 from $105,504 for the same period in 2006. The increase primarily consisted of revenues from current customers who were not our customers during 2006 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support was $265,201 for the three months ended September 30, 2007 and $266,239 for the same period in 2006.

Cost of revenues.

Cost of revenues increased 33% to $71,225 for the three months ended September 30, 2007 from $53,366 for the same period in 2006.

Operating expenses.

Research and development. Research and development expenses increased 42% to $175,250 for the three months ended September 30, 2007 from $123,826 for the same period in 2006. This increase was primarily due to a $60,799 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues increased to 33% for the three months ended September 30, 2007 from 25% for the same period in 2006.

General and administrative.

General and administrative expenses increased 40% to $428,388 for the three months ended September 30, 2007 from $306,797 for the same period in 2006. This increase was primarily due to a $76,068 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues, increased to 80% for the three months ended September 30, 2007 from 61% for the same period in 2006.

Financing expenses.

Financing expenses. Our financing expenses increased 8% to $17,601 for the three months ended September 30, 2007 from $16,259 for the same period in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES

License fees and products. Revenues from license fees and products decreased 66% to $299,997 for the nine months ended September 30, 2007 from $873,440 for the same period in 2006.

Revenue share. Revenues from revenue share increased 53% to $405,539 for the nine months ended September 30, 2007 from $265,576 for the same period in 2006. The increase primarily consisted of revenues from current customers who were not our customers during the first nine months of 2006 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 91% to $736,951 for the nine months ended September 30, 2007 from $384,937 for the same period in 2006. The increase primarily consisted of increased orders for services from existing customers.

Cost of revenues.

Cost of revenues increased 25% to $206,467 for the nine months ended September 30, 2007 from $165,106 for the same period in 2006. This increase was primarily due to Higher revenues from customer services and technical support.

Operating expenses.

Research and development. Research and development expenses increased 40% to $554,328 for the nine months ended September 30, 2007 from $396,575 for the same period in 2006. This increase was primarily due to a $173,024 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues increased to 38% for the nine months ended September 30, 2007 from 26% for the same period in 2006.

General and administrative.

General and administrative expenses increased 28% to $1,181,697 for the nine months ended September 30, 2007 from $920,203 for the same period in 2006. This increase was primarily due to a $192,819 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues, increased to 82% for the nine months ended September 30, 2007 from 60% for the same period in 2006.

Financing expenses.

Financing expenses. Our financing expenses decreased 86% to $36,886 for the nine months ended September 30, 2007 from $267,777 for the same period in 2006. The decrease primarily consisted of $222,104 financing fee paid by issuance of common shares in 2006.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $251,678 as of September 30, 2007 and $5,072 as of December 31, 2006. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this prospectus we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of September 30, 2007, $307,229 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund and as of November 13, 2007 we have drawn $714,900 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the nine months ended September 30, 2007 net cash used in operating activities was $255,058 primarily due to our net loss of $536,891 and a $136,854 decrease in other payables and accrued liabilities, partially offset by a $134,489 in employee vested options expense, a $99,206 decrease in prepaid and other assets and a $69,429 decrease in accounts receivables. In the same period in 2006 we used $73,875 of cash in operating activities primarily due to our net loss of $225,708 and a $297,619 increase in accounts receivables, partially offset by $222,104 financing fee paid by issuance of common shares and a $129,167 increase in consulting fees paid by issuance of common shares.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the nine months ended September 30, 2007, net cash used in investing activities was $24,770 consisting of an investment in equipment. In the same period in 2006 net cash used in investing activities was $50,149 consisting of an investment in equipment. For the nine months ended September 30, 2007, net cash provided by financing activities was $526,434 primarily due to a $658,826 sale of common shares under equity financing agreement, partially offset by a $129,142 decrease in advances from a shareholder. In the same period in 2006, net cash provided by financing activities was $144,342 primarily due to a $143,989 increase in advances from a shareholder.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Pursuant to the February 6, 2006 equity line credit agreement with Dutchess Private Equities Fund, LP , the Company sold 1,062,600 common shares for total proceeds of $141,418 in March, 2007, 2,516,454 common shares for total proceeds of $341,003 in April 2007, 1,192,329 common shares for total proceeds of $164,829 in May 2007, 116,000 common shares for total proceeds of $11,576 in June 2007, and 575,000 common shares for total proceeds of $56,074 in October 2007.

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

m-Wise, INC. (Registrant)

Date: November 13, 2007	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo
Title: Chairman