Form 10KSB
period 2007-12-31
M WISE INC
filed 2008-04-08
CIK 1242047

FORM 10-KSB

m-Wise Inc. - MWIS.OB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant's revenues for the fiscal year ended December 31, 2007 were $2,295,260.

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on April 7, 2008, was approximately $3,439,998. Shares of common stock held by each executive officer and director and by certain persons who own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 7, 2008: 139,182,145

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):

Yes ☒; No ☐

ii

TABLE OF CONTENTS

	PART I

1.	Description of Business	1
2.	Description of Property	8
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	8

	PART II

5.	Market for Common Equity and Related Stockholder Matters	8
6.	Management's Discussion and Analysis or Plan of Operation	9
7.	Financial Statements	F-1
8.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	18
8A.	Controls and Procedure	18

	PART III

9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;
	Compliance With Section 16(a) of the Exchange Act	19
10.	Executive Compensation	21
11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	25
12.	Certain Relationships and Related Transactions, and Director Independence	26
13.	Exhibits	29
14.	Principal Accountant Fees and Services	29

	Signatures

iii

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

When used in this Annual Report on Form 10-KSB, "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

PART I
Item 1. Description of Business.

BACKGROUND

We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application platform marketed under the brand MOMA platform. A platform, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television) into the mobile networks, and through them to their customers- mobile phone users. The MOMA platform enables cellular operators and wireless application service providers to provide data and multimedia value-added services and content to their customers such as: person to person telephone calls, text messaging, ring tones, sports news and alerts, pictures and TV voting for contest shows, over wireless networks. Our platform is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications across more than 50 European and Asian networks for over 50 various internationally known content and media providers. These include applications such as content delivery services, games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers, through our wholly owned UK subsidiary and its Italian, French and Spanish subsidiaries. In the second half of 2002, we ceased operating and owning hardware infrastructure in order to concentrate on licenses and installed sales of our technology, and the operations of our UK subsidiary and its European subsidiaries were discontinued. Shay Ben-Asulin and Mordechai Broudo were the directors of our wholly owned UK subsidiary. Our UK subsidiary had three wholly owned subsidiaries: (i) m-Wise s.a.r.l. (France), which previously provided sales and customer support in France, the sole officer and director was Mordechai Broudo, our Chief Executive Officer; (ii) m-Wise S.r.l. (Italy), which previously provided sales and customer support in Italy, the sole officer and director was Shay Ben-Asulin, our Chairman and Secretary; and (iii) m-Wise Spain, S.L, which previously provided sales and customer support in Spain, the sole officer and director was Mordechai Broudo. Our Israeli subsidiary is legally active in its jurisdiction of incorporation, however, our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. The liquidation of our UK subsidiary and its subsidiaries is not likely to affect our revenues in Europe as our European clients contract directly with us, or via a channel partner.

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

X - Content download - enables subscribers to download digital content such as ringtones, pictures, animations, games and video files to their mobile handsets;

X Interactive media, such as quizzes and online gaming, enabled, inter alia, by Java (J2ME) technology;

X Subscriber information, such as stock quotes or sports news;

X "Push" technology, enabling content providers to broadcast advertisements to subscribers;

X Community services such as chat and dating; and

X Entertainment media, including radio stations, music and magazines.

Our technology is referred to as middleware or a Content and Service Delivery Platform as it integrates the wireless telecommunications providers with mainstream information technology industries. Providers developing middleware technology supply a means of integrating the wireless telecommunications providers, mainstream IT, and content and media provider industries to deliver value added services to wireless subscribers. The introduction of the wireless value added services industry has put an onus on cellular operators and service providers to use their internal operational infrastructure as an externally facing, strategic service delivery platform. Wireless middleware technology seeks to form a crucial part of this platform, thus facilitating the cellular operators and service providers’ efforts to connect to content partners and then deliver compelling services to their wireless subscriber base, regardless of the device used by the subscribers.

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

We believe that middleware and content delivery solutions will play a central role in the wireless operator and wireless application service providers' service delivery offering. The core middleware will be installed on the operator and wireless application service provider’s network to fulfill the functions of service development and management, with smaller versions of the platform installed at the operator or wireless application service providers' subsidiaries in additional geographic markets to share central sources of information. This approach lowers the costs for the operator by centralizing the processes that are currently built individually by content providers, geographic market, and other criteria.

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

CUSTOMERS

Our current wireless data customers include prominently global wireless application service providers and wireless operators. For 2002, 36% of our revenues were derived from our contract with one customer and 73% with three customers. For the year ended December 31, 2002, iTouch Plc represented 36% of our sales; Comtrend Corporation represented 25% of our sales and Vodafone Omnitel represented 12% of our sales. For the year ended December 31, 2003, iTouch Plc represented 78% of our sales. For the year ended December 31, 2004, Unefon S.A., represented 54% of our sales. For the year ended December 31, 2005, First Advanced Multi-Media Entertainment represented 52% of our sales. For the year ended December 31, 2006, Thumbplay represented 29% of our sales, Unefon S.A. represented 24% of our sales and Supportcomm represented 14% of our sales. For the year ended December 31, 2007, Thumbplay represented 46% of our sales, Comtrend Corporation represented 14% of our sales and Supportcomm represented 13% of our sales.

None of our customers are affiliated with us, our subsidiary, or any of our officers, directors or principal shareholders.

SALES CHANNELS

We primarily operate through international and regional sales representatives to distribute and sell our products on a project-by-project basis. For example, we recently signed an OEM agreement with Comverse Technologies where according to this agreement, Comverse will distribute our content delivery solutions to their customer base which consists of a few hundred wireless operators. In this framework, we cooperate with Comverse in RFP processes and demonstrations to potential customers. The agreement with Comverse states a transfer price between m-Wise and Comverse consisting of volume-based license fees, labor-based professional services, and annual support and maintenance services.

RESEARCH AND DEVELOPMENT

We devote significant resources to research and development. In January 2003, we were jointly awarded with Hewlett Packard an SIIRD Grant (Singapore-Israel Research and Development Foundation government grant of $186,343 USD) to upgrade the MOMA platform to support MMS and J2ME (Java technology for wireless applications) for wireless carriers in the Far East.

This grant was funded during the years ended December 31, 2003, and 2004, and is reflected in our consolidated financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the years ended December 31, 2003, and 2004, we expended $282,845 and $295,996, respectively, on research and development activities. During the year ended December 31, 2005, we expended $534,933 on research and development activities. During the year ended December 31, 2006, we expended $455,160 on research and development activities. During the year ended December 31, 2007, we expended $642,766 on research and development activities.

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

EMPLOYEES

Along with our subsidiary we employ a total of 17 employees, including our officers. 4 employees are employed by m-Wise and 13 employees are employed by m-Wise Israel, two of whom also provide their services to us (Messrs. Sivan and Lewin). All employment agreements with officers and directors are described under the caption "Executive Compensation." We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

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

We anticipate that managing potential growth during 2008-2009 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes. In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of the stockholders during the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON STOCK

As of April 7, 2008, there were 28 owners of record of our common stock, which on March 1, 2005, started trading on the OTC Bulletin Board under the symbol "MWIS".

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
3/31/05	$0.72	$0.15
6/30/05	$0.46	$0.10
9/30/05	$0.30	$0.10
12/31/05	$0.25	$0.12
3/31/06	$0.21	$0.14
6/30/06	$0.14	$0.06
9/30/06	$0.07	$0.04
12/31/06	$0.07	$0.04
3/31/07	$0.24	$0.05
6/30/07	$0.17	$0.11
9/30/07	$0.14	$0.10
12/31/07	$0.13	$0.09
3/31/08	$0.11	$0.04

On April 7, 2008, the closing bid price of the Company's common stock was $0.05 per share.

There are currently outstanding warrants for the purchase of 17,383,442 shares of common stock and 34,986,564 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of April 7, 2008, 139,182,145 shares of common stock are issued and Outstanding.

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

The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of April 7, 2008.

			Number of securities
	Number of securities to be		remaining available under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	52,370,006	$0.091	41,928
Equity compensation plans not
approved by security holders	0	$--	0
Total	52,370,006	$0.091	41,928

Recent Sales of Unregistered Securities

Non Applicable

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

We gained strong credibility and experience as a wireless application service provider during calendar years 2000 and 2001, while we continued to build and develop our wireless middleware product. The wireless application service providers’ operations provided us the ability to commercially test our product across multiple geographic and vertical markets, to test our Platform's management of multiple applications and services across various operators and partners, and to test our time-to-market and cost efficiencies in developing value added services using different protocols for the transmission of data and methods of user service interactions (e.g. SMS, IVR and J2ME). SMS, which stands for Short Messaging Service, is built into all GSM cellular phones and enables subscribers to send and receive text messages of up to 160 characters. IVR, which stands for Interactive Voice Response, is utilized, among others, for billing certain value added services using premium-rate fixed-line phone systems. J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device’s native capabilities. However, we lacked sufficient financial and management resources to dominate the pan-European wireless application service providers market and achieve profitability. During the year ended December 31, 2001, we had no revenues and a net loss of $4,442,913. By December 31, 2001, we had invested $569,389 in equipment, and had capital and lease costs of $84,414.

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

In calendar 2002 we channeled our research and development efforts to enhance and update our middleware technology to interface with advanced and emerging wireless technologies such as MMS (Multimedia Messaging Service - delivery of highly enhanced images and audio files) and J2ME. We also upgraded our middleware platform to incorporate modules for application deployment and management, for centralized management of multiple value added services and multiple third-party content and media providers, and for managing increased data traffic and real-time billing and reporting requirements.

In calendar 2002 we also restructured our sales efforts toward establishing distribution channels via original equipment manufacturers (OEMs) and partnerships with major IT vendors and system integrators. During this period, we took important steps to move from a direct sales strategy to using channel partners and original equipment manufacturers to distribute our products. We were therefore building partnerships with large original equipment manufacturers and system integrators that already had large sales teams, existing relationships with cellular operators, the visibility and brand value to interest potential new clients, and the requisite financial backing to support the long sales cycle and finance our customers where necessary. In fiscal 2003, we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers, and to be able to meet our customers enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities. We also had to make significant cuts in our expenses to offset the effects of the delay in finalizing agreements with several prospective clients. We believe that we have managed to do so without affecting the quality of our products and the level of customer service we provide. We believe that our current product offering is very attractive to the market both in terms of quality and pricing tag.

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

In calendar year 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that changed the way potential wireless operators and application service provider customers acquired mobile entertainment platform functionalities. We identified that many potential customers prefered to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model). We invested significant funds and efforts in the infrastructure that was required for this ASP model. Indeed many of the customers that we acquired in 2005, chose to use the hosted license model and this also had an influence on our cash-flow as the business model of such model was based on monthly payments of on-going license and professional service fees instead of lump-sum license fee that is typical of the customer site installed model. We believe that the hosted model was actually beneficial to the stability of the revenues flow as although we have to waive relatively large initial fees against platform license, in the long term we are being compensated in steady and growing streams of monthly revenues.

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

In calendar year 2007, we have been able to acquire prestige and market leaders customers and strengthen the profit share model that we have began developing in 2005. We signed profit share based deals with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction of leading UK newspapers The Sun and The Times. We signed a profit share based deal with Telcogames, a leading mobile games company to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games provider which we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We have also strengthen the relationship with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise to their expansion and expanding the basis for cooperation. We clearly see that the business shift made in 2005 from a license model to profit share model is starting to bear the desired fruits by generating a stable business environment for recurring revenues and consistently increasing profitability. In 2007 we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence. We expect to see positive results for these efforts in Calendar 2008 in a manner that will ensure the continuous growth of the company.

Revenues

We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues was limited to support fees.) Our growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. Our revenues grew from $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004, to $2,168,434 in the year ended December 31, 2005, to $2,230,264 in the year ended December 31, 2006 and to $2,295,260 in the year ended December 31, 2007, Management believes that our efforts to refocus our resources towards building relationships with OEMS may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

When we license our MOMA Platform solutions to our customers, we generate revenues by receiving a license payment, ongoing support fees which are typically 15% of the annual license payment, and professional service fees which are generated from our customers’ request for additional training, IT administration and tailoring of our products for their specific needs. When we license our products to our customers, we install our product at a location specified by our client. We also derive revenue through our hosted services, whereby we enable customers to remotely use features of our MOMA Platform (such as a mobile content sales and delivery service for ring tones and color images), which is installed and hosted at our location, and receive a set-up fee for launching the services for them, as well as a portion of our customer's revenues generated through our platform. When we provide hosted services, we maintain the MOMA Platform at our location on behalf of our customer.

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2007, approximately 46% of our sales were derived from sales to Thumbplay, 14% to Comtrend Corporation and 13% to Supportcomm.

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

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the year ended December 31, 2007, we derived 65% of our revenues from sales in America, 17% from sales in Europe and 18% from sales in the Far East. Of these revenues, 98% were derived from sales by the Company, and 2% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2006, we derived 75% of our revenues from sales in America, 17% from sales in Europe and 8% from sales in the Far East. Of these revenues, 98% were derived from sales by the Company, and 2% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2005, we derived 54% of our revenues from sales in the Far East, 35% of our revenues from sales in Europe and 11% from sales in America. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2004, we derived 55% of our revenues from sales in North America and 40% of our revenues from sales in Europe. Of these revenues, 88% were derived from sales by the Company, and 12% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2003, we derived 97% of our revenues from sales in Europe and 3% of our revenues from sales in the Far East. Of these revenues, 97% were derived from sales by the Company and 3% of our revenues were derived from sales by our subsidiary. Sales in the Far East declined, as we did not succeed in acquiring new customers in that region. We did not lose any customers in the region, and continued to generate revenues, though marginal, from customers we acquired in previous years.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues

License fees and products. Revenues from license fees and products decreased 64% to $399,996 for the year ended December 31, 2007 from $1,097,155 for the same period in 2006. The decrease primarily consisted of $713,033 revenues which was derived from several one time licensing fees recognized in 2006 from our contracts with four customers.

Revenue share. Revenues from revenue share increased 63% to $864,894 for the year ended December 31, 2007 from $531,580 for the same period in 2006. The increase primarily consisted of revenues from current customers who were not our customers during 2006 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 71% to $1,030,370 for the year ended December 31, 2007 from $601,529 for the same period in 2007. The increase primarily consisted of increased orders and demand for customer services.

Cost of revenues

License fees and products. Cost of license fees and products decreased 62% to $59,999 for the year ended December 31, 2007 from $156,776 for the year ended December 31, 2006. This decrease was primarily due to lower revenues from License fees and products.

Customer services and technical support. Cost of customer services and technical support increased 241% to $558,527 for the year ended December 31, 2007 from $164,008 for the year ended December 31, 2006. This increase was primarily due to higher revenues from customer services and technical support.

Operating expenses

Research and development. Research and development expenses increased 41% to $642,766 for the year ended December 31, 2007 from $455,160 for the year ended December 31, 2006. This increase was primarily due to a $227,874 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, increased to 28% for the year ended December 31, 2007, from 20% year ended December 31, 2006.

General and administrative. General and administrative expenses increased 21% to $1,656,740 for the year ended December 31, 2007 from $1,368,060 for the year ended December 31, 2006. This increase was primarily due to a $226,092 increase in marketing expenses, a $138,560 increase in payroll and related expenses and a $102,054 increase in other expenses, partially offset by a $188,160 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, increased to 72% for the year ended December 31, 2007, from 61% for the year ended December 31, 2006.

Financing income and expenses

Financing expenses. Our financing expenses decreased 81% to $54,296 for the year ended December 31, 2007 from $282,831 for the same period in 2006. The decrease primarily consisted of $222,104 financing fee paid by issuance of common shares in 2006.

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

Revenue share. Revenues from revenue share increased 304% to $531,580 for the year ended December 31, 2006 from $131,560 for the same period in 2005. The increase primarily consisted of revenues from current customers who were not our customers during 2005 and from customers that did not generate revenues from selling services to end users previously.

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

Operating expenses

Research and development. Research and development expenses decreased 15% to $455,160 for the year ended December 31, 2006 from $534,933 for the year ended December 31, 2005. This decrease was primarily due to a $84,156 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, decreased to 20% for the year ended December 31, 2006 from 25% year ended December 31, 2005.

General and administrative. General and administrative expenses decreased 12% to $1,368,060 for the year ended December 31, 2006 from $1,563,174 for the year ended December 31, 2005. This decrease was primarily due to a $323,472 decrease in consulting expenses and a $88,210 decrease in marketing expenses, partially offset by a $132,974 increase in payroll and related expenses and a $43,457 increase in professional expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 61% for the year ended December 31, 2006 from 72% for the year ended December 31, 2005.

Financing income and expenses

Financing income. Our Financing income decreased to $0 for the year ended December 31, 2006 from $40 for the same period in 2005.

Financing expenses. Our financing expenses increased 284% to $282,831 for the year ended December 31, 2006 from $73,645 for the same period in 2005. The increase primarily consisted of $222,104 financing fee paid by issuance of common shares

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $365,513 as of December 31, 2007 and $5,072 as of December 31, 2006. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See "Certain Transactions") and as of April 7, 2008 we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of December 31, 2007, $310,083 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund and for the year ended December 31, 2007 we have drawn $825,365 under the Equity Line.

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

Operating activities. For the year ended December 31, 2007 we used $309,829 of cash in operating activities primarily due to our net loss of $724,675 and a $191,871 increase in accounts receivable, partially offset by $181,622 employee options vested, a $136,633 increase in billings in excess of costs on uncompleted contracts and a $101,937 decrease in prepaid and sundry assets. For the year ended December 31, 2006 we used $78,026 of cash in operating activities primarily due to a $365,878 increase in accounts receivable and our net loss of $196,571, partially offset by $222,104 financing fees paid by issuance of shares, a $206,667 consulting fees paid by issuance of stocks and $117,315 wages and salaries paid by options.

Investing and financing activities

Property and equipment consist primarily of computers, software, and office equipment.

For the year ended December 31, 2007, net cash used in investing activities was $25,557 consisting of an investment in equipment. For the year ended December 31, 2006, net cash used in investing activities was $54,763 consisting of an investment in equipment.

For the year ended December 31, 2007, net cash provided by financing activities was $695,827 primarily due to a $825,365 sale of common shares under equity financing agreement, partially offset by a $126,288 decrease in advances from shareholders.

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

Corporate Tax Rate

Our net operating loss carry-forwards in the United States for tax purposes amount approximately $11.1 million as of December 31, 2007.

Impact of Inflation and Currency Fluctuation

Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2007, 53% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the United States Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

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

DECEMBER 31, 2007, AND 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of m-Wise, Inc.:

We have audited the accompanying consolidated balance sheets of m-Wise, Inc. and subsidiary (a Delaware corporation) as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of m-Wise, Inc. and subsidiary as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding this matter is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 8, 2008.

m-WISE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007, AND 2006

	2007	2006
ASSETS
Current:
Cash and cash equivalents	$365,513	$5,072
Accounts receivable - Trade (net of allowance for doubtful accounts of $291,915; 2006 - $115,281)	710,782	518,912
Prepaid and other current assets	21,238	123,175

Total Current Assets	1,097,533	647,159
Long-term Prepaid Expenses	19,758	18,865
Equipment, net (Note 3)	79,601	111,104
Deferred Financing Fees	-	12,638

Total Assets	$1,196,892	$789,766

LIABILITIES
Current:
Bank indebtedness	$-	$3,250
Accounts payable - Trade	36,845	23,989
Other payables and accrued expenses (Note 4)	1,019,965	925,522
Advances from stockholders (Note 5)	310,083	436,371
Billings in excess of costs on uncompleted contracts	136,633	-

Total Current Liabilities	1,503,526	1,389,132
Accrued Severance Pay (Note 6)	39,916	35,875

Total Liabilities	1,543,442	1,425,007

Commitments and Contingencies (Note 12)

STOCKHOLDERS' (DEFICIT)
Capital Stock (Note 7)	236,610	219,135
Paid-in Capital	10,977,577	9,981,686
Accumulated (Deficit)	(11,560,737)	(10,836,062)

Total Stockholders' (Deficit)	(346,550)	(635,241)

Total Liabilities and Stockholders' (Deficit)	$1,196,892	$789,766

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

m-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006

Net Sales	$2,295,260	$2,230,264
Cost of Sales	618,526	320,784

Gross Profit	1,676,734	1,909,480

Expenses:
General and administrative	1,656,740	1,368,060
Research and development	642,766	455,160

Total Expenses	2,299,506	1,823,220

Income (Loss) From Operations	(622,722)	86,260

Other (Expense) - Interest	(54,296)	(282,831)
Provision for Income Taxes	(47,607)	-
Net (Loss)	$(724,675)	$(196,571)

(Loss) Per Share - Basic and Diluted	$(0.01)	(0.00)

Weighted Average Number of Shares - Basic and Diluted	137,055,668	125,684,612

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

m-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Accumulated
	Shares	$	Loss	Capital	(Deficit)

Balance, January 1, 2006	113,514,158	$192,974	-	$7,399,394	$(10,639,491)
Issuance of common stock for repayment of the notes payable	12,400,448	21,081	-	1,723,829	-
Issuance of warrants for repayment of notes payable (note 7)	-	-	-	436,228	-
Exercise of stock options	169,871	289	-	(18)	-
Issuance of common stock for consulting fees	2,818,182	4,791	-	305,209	-
Options vested for employee services	-	-	-	117,044	-
Net (loss) for the period	-	-	-	-	(196,571)

Balance, December 31, 2006	128,902,659	$219,135	$-	$9,981,686	$(10,836,062)

Balance, January 1, 2007	128,902,659	$219,135	-	$9,981,686	$(10,836,062)
Share issuance pursuant to Equity Financing Agreement	6,515,483	11,076	-	814,269	-

Exercise of warrants	500,000	850	-	-	-

Exercise of stock options (Note 7)	3,264,003	5,549	-	-	-

Options vested for employee services (Note 7)	-	-	-	181,622	-
Net (loss) for the period	-	-	-	-	(724,675)

Balance, December 31, 2007	139,182,145	$236,610	$-	$10,977,577	$(11,560,737)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

m-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006
	2007	2006
Cash Flows from Operating Activities:
Net (loss)	$(724,675)	$(196,571)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Consulting fees paid by issuance of common stock	-	206,667
Depreciation	57,061	109,576
Deferred financing fees	12,628	12,628
Wages and salaries paid by options	-	117,315
Financing fees paid by issuance of shares	-	222,104
Employee options vested	181,622	-
Expenses paid by cashless exercise of stock options and warrants	6,379	-

	(466,985)	471,719
Net changes in assets and liabilities-
Accounts receivable - Trade	(191,871)	(365,878)
Prepaid and other current assets	101,937	(8,943)
Accounts payable - Trade	12,856	(70,918)
Other payables and accrued liabilities	94,443	(71,042)
Billings in excess of costs on uncompleted contracts	136,633	(13,800)
Long-term prepaid expenses	(893)	3,432
Accrued severance pay	4,041	(22,596)

Net Cash (Used in) Operating Activities	(309,829)	(78,026)

Cash Flows from Investing Activities:
Acquisition of equipment	(25,557)	(54,763)

Net Cash (Used in) Investing Activities	(25,557)	(54,763)

Cash Flows from Financing Activities:
Advances from and repayments to stockholders	(126,288)	145,106
Proceeds from issuance of common stock and warrants
for repayment of notes payable	-	1,959,034
Repayment of notes payable	-	(1,959,034)
Sale of common shares under Equity Financing Agreement	825,365	-
Bank indebtedness, net	(3,250)	(7,818)

Net Cash Provided by Financing Activities	695,827	137,288
Net Increase in Cash and Cash Equivalents	360,441	4,499
Cash and Cash Equivalents - Beginning of Year	5,072	573
Cash and Cash Equivalents - End of Year	$365,513	$5,072

Supplemental Disclosures of Cash Flow Information:
During the years presented, the Company had cash flows arising from interest and income taxes paid as follows:

Interest	$517	$2,341

Income taxes	$47,607	$-

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

1.	Description of Business and Going Concern

a)	Description of Business

m-Wise, Inc. (the "Company") is a Delaware corporation that develops interactive messaging platforms for mobile phone-based commercial applications, transactions, and information services with internet billing capabilities.

The Company's wholly owned subsidiary, m-Wise Ltd., is located in Israel and was incorporated in 2000 under the laws of Israel.

b)	Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2007, and 2006, the Company experienced net losses of $724,675 (2006 - $196,571) and a working capital deficit of $405,993 (2006 - $741,973).

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
DECEMBER 31, 2007, AND 2006

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

c)	Equipment and Depreciation

Equipment is stated at cost. Depreciation is based on the estimated useful lives of the related assets and is provided using the undernoted annual rates and methods:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	Straight line over the term of the lease.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

d)	Revenue Recognition

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

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

e)	Research and Development Costs

Research and development costs are expensed as incurred.

f)	Use of Estimates

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

g)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Israel financial institutions.

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

h)	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2007, and 2006, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables, and trade payables approximate their fair values due to the short-term maturities of these instruments.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

i)	Loss per Common Share

The Company calculates net loss per share based on SFAS No. 128, "Earnings per Share.” Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

j)	Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, "Share-Based Payment" (“Statement No. 123”). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement No. 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“Statement No. 154”). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. The management of the Company does not expect the implementation of Statement No. 154 to have a significant impact on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The management of the Company is currently reviewing the impact, if any, the proposed guidance will have on its financial position.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The management of the Company is currently reviewing the impact, if any, FIN48 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The management of the Company does not expect the application of SAB 108 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The management of the Company does not anticipate that the adoption of this Statement will have a material effect on its consolidated financial position or operations.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The management of the Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently assessing the potential impacts of implementing this standard.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

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

On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently reviewing the affect, if any if the proposed FSP were to be adopted.

In November 2007, the FASB ratified the consensus on the Emerging Issues Task Forces ("EITF") Issue 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The management of the Company has not yet completed its evaluation of EIFT 07-01, on the consolidated results of operations, and financial position.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The management of the Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The management of the Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its consolidated financial statements.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS No. 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The management of the Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS No. 157 to exclude FASB No. 13, "Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB No. 141, “Business Combinations,” or FASB No. 141 (revised 2007), "Business Combinations," regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS No. 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The management of the Company is currently reviewing the affect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Impact of Recently Issued Accounting Standards (cont'd)

●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

3.	Equipment, net

Equipment, net is comprised of the following:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$63,832	$(38,311)	$62,329	$(32,686)
Computer equipment	342,755	(289,841)	418,498	(338,783)
Leasehold improvements	2,592	(1,426)	20,868	(19,122)

	$409,179	$(329,578)	$501,695	$(390,591)

Net carrying amount		$79,601		$111,104

Depreciation expenses of $53,163 (2006 - $98,332) and $3,898 (2006 - $11,244) have been included in research and development, and general and administrative expenses, respectively.

4.	Other Payables and Accrued Expenses

	2007	2006

Employee payroll accruals	$538,349	$649,492
Accrued payroll taxes	32,820	9,066
Accrued expenses	448,796	266,964

	$1,019,965	$925,522

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

5.	Advances from Stockholders

The advances from the major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in Note 7. As of December 31, 2007, and 2006, the line of credit had an outstanding balance of $310,083, and $436,371, respectively.

6.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The Company's liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at December 31, 2006 and 2007, the amount of the liabilities accrued were $93,562 and $169,335 respectively. Severance pay expenses for the years ended December 31, 2006 and 2007 were $6,213 and $71,752 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as at December 31, 2006 and 2007 were $57,687 and $129,419 respectively. Income earned from the deposit funds for 2006 and 2007 was immaterial.

7.	Capital Stock

Authorized:
210,000,000	Common shares
170,000,000	Preferred shares
	Series "A":	convertible, voting, par value of $0.0017 per share
	Series "B":	10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
	Series "C":	10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	2007	2006
Issued:
139,182,145 Common shares (2006 - 128,902,659)	$236,610	$219,135

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123 "Accounting for Stock - Based Compensation" and SFAS No. 148 "Accounting for Stock - Based compensation - Transition and Disclosure.” The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2007		2006
	Israel	International	Israel	International
Interest rate	4.5%	4.5%	8%	8%
Expected volatility	80%	80%	80%	80%
Expected life in years	4	6	5	7

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the six for one forward stock split, were issued to one of the stockholders with his preferred Class "A" shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company's securities. Warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the six for one forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid in capital. The warrants for preferred Class "A" shares were converted into warrants for common shares on a 1 to 1 basis during the year.

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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at December 31, 2007 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of December 31, 2007, the warrants had not been converted into shares of common stock.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Warrants (cont'd):

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of December 31, 2007, the warrants had not been converted into shares of common stock.

Capital Stock:

In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the six for one forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities and Exchange Commission. In November 2003, it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

In January 2003, the Company issued 6,315,258 Class "C" preferred shares to a stockholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. As of December 31, 2007, the line of credit had an outstanding balance of $310,083. The 6,315,258 Class "C" preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

On November 19, 2003, the Company, in accordance with the holders, agreed to convert all the 268,382 Class "A", 489,456 Class "B", and 6,315,258 Class "C" preferred shares into common shares. Following the conversion, the Company granted a six for one forward stock split of its common shares. The conversion has been recorded prospectively in the consolidated financial statements, while the forward stock split has been recorded retroactively.

On July 29, 2005, the Company issued 5,000,000 shares of common stock, at par value, to its Chief Financial Officer as compensation for services rendered from September 2002 to December 2005. It was agreed upon by the parties that the fair value of such services was $500,000, all of which has been charged to wage expense.

On March 8, 2006, the Company issued 12,400,448 shares of common stock for repayment of the $1,800,000 note payable to Syntek Capital AG ("Syntek") and DEP.

On April 28, 2006, the Company issued 2,818,182 shares of common stock to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. For the period ended December 31, 2007 $103,333 has been charged to consulting expense.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Capital Stock (cont'd):

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006, equity financing agreement with Delaware limited partnership ("DLP"). The agreement entitled the Company to sell up to 20,000,000 of the Company's common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is five trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby DLP and a current significant stockholder can sell up to 30,000,000 common shares at market value. For the year ended December 31, 2007, 6,515,483 common shares were issued under the agreement for $825,365.

Stock Options:

In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares.

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of December 31, 2007, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted.

Under the Israel 2003 Share Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. As of December 31, 2007, 38,256 options under the Israel 2003 Share Option Plan were not yet granted.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Stock Options (cont'd):

On January 12, 2006, 1,260,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan has been cancelled and reissued in accordance with SFAS 123, paragraph 187, “Accounting for Stock Based Payments (Modification of Awards).”

On August 14, 2006, 6,000,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.04.

On November 1, 2006, 700,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.04.

On November 27, 2006, 10,000,000 stock options under the International 2003 Share Option Plan were granted at an exercise price of $0.08.

On November 27, 2006, 2,500,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.08.

On December 1, 2006, 200,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.05.

On January 16, 2007, 1,250,000 stock options at an exercise price of $0.08 and 280,000 stock options at an exercise price of $0.05 were granted, all under the Israel 2003 Share Option Plan.

In February 2007, 872,864 stock options under the Israel 2001 Share Option Plan were exercised.

In March 2007, 1,586,782 stock options under the Israel 2003 Share Option Plan, and 400,000 stock options under the Israel 2001 Share Option Plan were exercised.

On June 22 2007, 132,914 stock options under the Israel 2003 Share Option Plan, and 168,213 stock options under the Israel 2001 Share Option Plan were exercised.

On June 29, 2007, 180,000 stock options at an exercise price of $0.13 were granted under the Israel 2003 Share Option Plan.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Stock Options (cont'd):

On July 1, 2007, 103,230 stock options under the Israel 2003 Share Option Plan were exercised.

On September 14, 2007, 500,000 stock options at an exercise price of $0.11 were granted under the International 2003 Share Option Plan.

On December 14, 2007, 5,500,000 stock options at an exercise price of $0.09 were granted under the Israel 2003 Share Option Plan.

On December 16, 2007, 400,000 stock options at an exercise price of $0.09 were granted under the Israel 2003 Share Option Plan.

On December 14, 2007, 5,250,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Total	$731,768

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

7.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during 2007 and 2006:

	2007		2006
	Israel	International	Israel	International

Outstanding, beginning of year	14,233,508	11,026,797	3,745,192	1,026,797
Granted	7,610,000	5,750,000	10,660,000	10,000,000
Exercised	(3,264,003)	-	(169,871)	-
Forfeited	(369,738)	-	(1,813)	-

Outstanding, end of year	18,209,767	16,776,797	14,233,508	11,026,797

Weighted average fair value of options granted during the year	$0.0575	$0.0595	0.0253	$0.0272

Weighted average exercise price of common stock options, beginning of year	$0.0217	$0.0727	$0.0017	$0.0017

Weighted average exercise price of common stock options granted in the year	$0.0878	$0.0917	$0.0284	$0.0800

Weighted average exercise price of common stock options, end of year	$0.0493	$0.0792	$0.0217	$0.0727

Weighted average remaining contractual life of common stock options	4 years	6 years	5 years	7 years

The stock options have not been included in the calculation of the diluted earnings per share as their affect would be anti-dilutive.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

Under SFAS No. 109, income taxes are recognized for the following: a) amount of taxes payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Management determined that the values of its assets and liabilities recorded for financial reporting purposes are not materially different from their values for income tax purposes, and therefore, no deferred tax assets/liabilities have been recorded in the accompanying financial statements to account for the temporary differences.

The Company has deferred income tax assets as follows:

	2007	2006

Loss carryforwards	$2,782,000	$2,607,000
Less - Valuation allowance	(2,782,000)	(2,607,000)

Total net deferred tax assets	$-	$-

For the years ended December 31, 2007, and 2006, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

8.	Income Taxes (cont'd)

As of December 31, 2007, the Company had approximately $11,128,000 in tax loss carryforwards in the United States, and insignificant tax losses in its Israeli subsidiary. Tax loss carryforwards in the United States, if not utilized, will expire in twenty years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
$11,128,000

9.	Related Party Transactions

During the year ended December 31, 2007, the Company incurred Directors’ consulting fees and salaries in the amount of $147,000 (2006 - $220,000). As of December 31, 2007, $486,098 (2006 - $541,628) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the parties mentioned above.

10.	Major Customers

In 2007, the Company had four major customers which primarily accounted for 46%, 14%, 13%, and 11% of the total revenues. In 2006, the Company had three major customers which accounted for 29%, 24%, and 14% of the total revenues.

m-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

11.	Segment Information

		Israel	USA	Total

Gross revenue	2007	$49,569	$2,245,691	$2,295,260
	2006	41,820	2,188,444	2,230,264
Net income (loss)	2007	(22,590)	(702,085)	(724,675)
	2006	(1,508)	(195,063)	(196,571)
Total assets	2007	129,816	1,067,076	1,196,892
	2006	155,671	634,095	789,766

In 2007, the Company derived 18% (2006, 8%) of its revenues from sales to the Far East, 17% from sales to Europe (2006, 17%) and 65% (2006, 75%) from sales to America.

12.	Commitments

The Company is committed under an operating lease for its premises expiring June 30, 2008. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $54,000.

In addition, the Company is committed under operating vehicle leases as follows:

2008	$90,000
2009	65,000
2010	23,000
$178,000

Rent expenses paid in 2007 and 2006 were $55,998, and $52,827, respectively.

13.	Subsequent Event

Stock Options Granted

On January 4, 2008, 500,000 stock options were granted at an exercise price of $0.09 per share under the International 2003 Share Option Plan.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 27, 2007 SF Partnership, LLC resigned as our auditor. SF Partnership, LLC no longer felt that it could meet our audit needs. SF Partnership’s resignation was accepted and ratified by our Board of Directors as of March 27, 2007. As a result, we have retained Davis Accounting Group P.C., to serve as our independent auditor and will report on our financial statements.

From the date of SF Partnership’s engagement, through the date of their resignation, we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing cope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in their report. In addition, during that time period, no “reportable events” occurred, as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-KSB. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAME	AGE	POSITION
Mordechai Broudo	49	Chairman of the Board & Secretary
Shay Ben-Asulin	39	Director
Zach Sivan	37	Chief Executive Officer & Director
Gabriel Kabazo	35	Chief Financial Officer
Asaf Lewin	42	Chief Technology Officer

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

Summary Compensation Table

Name and principal position	Year	Salary $ (1)	Bonus $	Stock Awards $ (2)	Option Awards $ (3)	Non-equity Incentive-Plan Compensation $	All Other Compensation $	Total $
Zach Sivan	2007	77,685	—	—	148,900	—	—	226,585
CEO	2006	39,896	—	—	73,575	—	—	113,471
	2005	39,273	—	—	—	—	—	39,273

Gabi Kabazo	2007	81,000	—	—	101,150	—	—	182,150
CFO	2006	50,192	—	—	141,902	—	—	192,094
	2005	50,192	—	500,000	—	—	—	550,192

Mordechai Broudo	2007	109,992	—	—	202,300	—	—	312,292
Chairman	2006	109,992	—	—	272,000	—	—	381,992
	2005	109,992	—	—	—	—	—	109,992

(1) The amounts shown for Mr. Broudo include $109,992 accrued but not paid in 2005, 2006 and 2007.

(2) The amounts shown for Mr. Kabazo represents the fair market value of the 5,000,000 shares issued to him pursuant to an agreement approved by the Board of Directors of the Company and based on the closing stock price of $.10 per share on the date of authorization, June 21, 2005.

(3) The amounts shown represent the grant date fair market value of the options issued and based on the Black Scholes Option Pricing Model as described in Note 7 of the financial statements.

Director Compensation

The following table sets forth information regarding the compensation paid to Shay Ben Asulin who served as our director during the 2007 fiscal year, Compensation to Mordechai Broudo is included in the summary compensation table:

Fees
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)(1)	($)	($)	($)
Shay Ben Asulin	30,000	—	101,150	—	—	—	131,150

(1)	The amount shown represents the grant data fair market value of the options issued and based on the Black Scholes Option Pricing Model as described in Note 7 of the financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of	Number of	Equity Incentive	Option	Option
	Securities	Securities	Plan Awards:	Exercise	Expiration
	Underlying	Underlying	Number of	Price	Date
	Unexercised	Unexercised	Securities	($)
	Options	Options	Underlying
	(#)	(#)	Unexercised
	(Exercisable)	(Unexercisable)	Unearned
			Options (#)

Zach Sivan	—	1,750,000	—	0.09	12/14/2015
CEO	781,250	1,718,750	—	0.04	8/14/2014
	—	1,250,000	—	0.08	1/16/2015

Gabi Kabazo	—	1,750,000	—	0.09	12/14/2015
CFO	706,250	1,553,750	—	0.04	8/14/2014
	625,000	1,875,000	—	0.08	11/27/2014

Mordechai Broudo	2,500,000	7,500,000	—	0.08	11/27/2014
CEO	—	3,500,000	—	0.09	12/14/2015

Stock Awards
Name	Number	Market	Equity Incentive	Equity Incentive
	of Shares	Value of Shares	Plan Awards:	Plan Awards:
	or	or Units of	Number of Unearned	Market or Payout
	Units	Stock	Shares, Units or Other	Value of Unearned
	of Stock	That	Rights	Shares, Units or
	That	Have	That Have Not Vested	Other Rights That Have
	Have	Not	(#)($)	Not Vested
	Not	Vested ($)
Vested (#)

Zach Sivan	—	—	—	—
CEO

Gabi Kabazo	—	—	—	—
CFO

Mordechai Broudo	—	—	—	—
Chairman

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2007, options to purchase our shares of common stock were issued to the following officers, directors as well as to certain employees of m-Wise (and its subsidiaries), in the amounts listed next to their names pursuant to the Israel Stock Option Plan (2003) and the International Share Option Plan (2003):

International Share Option Plan (2003):

Mati Broudo - 3,500,000 options

Shay Ben-Asulin - 1,750,000 options

Israel Stock Option Plan (2003):

Gabriel Kabazo - 1,750,000 options

Zach Sivan - 3,000,000 options

Additionally, an aggregate of 500,000 options were issued pursuant to the International Share Option Plan (2003) and 2,860,000 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 139,182,145 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS	SHARES OWNED	PERCENTAGE

Shay Ben-Asulin(1)	16,212,394	11.5%
Mordechai Broudo(2)	27,084,580	17.7
Miretzky Holdings Ltd.(3)	28,423,392	20.4
Gabriel Kabazo (4)	7,056,678	4.8
Asaf Lewin(5)	5,055,017	3.6
Inter-content Development
for the Internet Ltd. (6)	8,513,841	6.1
DEP Technology Holdings Ltd.(7)	10,484,707	7.3
Zach Sivan(8)	7,827,514	5.4

All officers and directors as a
group (5 persons) (1)(2)(4)(5)(8)	63,236,183	43.0%

(1) Includes an aggregate of 1,750,000 options to purchase shares of common stock, granted to Shay Ben-Asulin. Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen -David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(2) Includes an aggregate of 13,500,000 options to purchase shares of common stock, granted to Mordechai Broudo. Mordechai Broudo is the beneficial owner of Proton Marketing Associates, LLC, which owns part of these shares. The address of Proton Marketing Associates, LLC is c/o Doron Cohen - David Cohen, Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 6,510,000 options to purchase shares of common stock, granted to Gabriel Kabazo. The address of Gabriel Kabazo is c/o m-Wise.

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

(8) Includes an aggregate of 5,500,000 options to purchase shares of common stock, granted to Zach Sivan. The address of Zach Sivan is c/o m-Wise.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND LOAN AGREEMENT.

We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with the Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006 and 2007 to our Israeli subsidiary were $1,522,000, $1,760,000, $665,000, $683,964, $1,161,113, 1,085,824 and $1,528,781 respectively.

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

Item 13. Exhibits.

31.1 Certification of Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act

32.1 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

The following fees were paid to SF Partnership LLP for services rendered in 2007 and 2006
	2007	2006

(1) Audit Fees	$36,517	$23,240

(2) Audit Related Fees	—	—

(3) Tax Fees	—	—

(4) All Other Fees	—	—

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

Date: April 8, 2008

m-Wise, INC.

By: /s/ Mordechai Broudo
Mordechai Broudo
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 8, 2008 by the following persons on behalf of the Registrant and in the capacities.

Signatures	Title

/s/ Mordecai Broudo	Chairman
Mordecai Broudo

/s/ Gabriel Kabazo	Chief Financial Officer and Principal Accounting Officer
Gabriel Kabazo

/s/ Zach Sivan	Chief Executive Officer
Zach Sivan