Form 10-Q
period 2008-03-31
M WISE INC
filed 2008-05-15
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-51743

m-Wise, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3536906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sapir Street, Herzeliya Pituach, Israel 46852
(Address of principal executive offices)

+972-73-2620000
(Registrant’s telephone number, including area code)

All Correspondence to:
Arthur S. Marcus, Esq.
Gersten Savage LLP
600 Lexington Avenue, 9th Floor
New York, New York 10022
(212) 752-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 14, 2008 was 139,182,145.

i

PART I:
FINANCIAL INFORMATION
Item 1: Financial Statements

m-Wise, Inc. and Subsidiary
CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTES 1 AND 2)
AS OF MARCH 31, 2008, AND DECEMBER 31, 2007

	2008 (Unaudited)	2007 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$108,545	$365,513
Accounts receivable - Trade (net of allowance for doubtful accounts of $ 291,915; 2007 $ 291,915)	757,842	710,782
Prepaid and other assets	19,377	21,238
Total current assets	885,764	1,097,533
Long-term Assets:
Long-term prepaid expenses	18,392	19,758
Equipment, net (Note 3)	71,390	79,601
Total long-term assets	89,782	99,359
Total Assets	$975,546	$1,196,892
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Bank indebtedness (Note 4)	$5,204	$-
Accounts payable - Trade	30,730	36,845
Other payables and accrued expenses (Note 5)	941,292	1,019,965
Advances from stockholder (Note 6)	310,737	310,083
Billings in excess of costs on uncompleted contracts	105,873	136,633
Total current liabilities	1,393,836	1,503,526
Long-term Liabilities:
Accrued severance pay (Note 7)	51,883	39,916
Total long-term liabilities	51,883	39,916
Total liabilities	1,445,719	1,543,442

Commitments and Contingencies (Note 13)
Stockholders’ (Deficit):
Preferred stock (Note 8)	-	-
Common stock (Note 8)	236,610	236,610
Additional paid-in capital	11,063,846	10,977,577
Accumulated (deficit)	(11,770,629)	(11,560,737)
Total stockholders’ (deficit)	(470,173)	(346,550)
Total Liabilities and Stockholders’ (Deficit)	$975,546	$1,196,892

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTES 1 AND 2)
FOR THE THREE MONTHS ENDED
MARCH 31, 2008, AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Sales	$682,577	$478,866
Cost of Sales	232,776	59,110
Gross Profit	449,801	419,756
Expenses:
Research and development	205,226	189,586
General and administrative	431,382	355,011
Total expenses	636,608	544,597
(Loss) from operations	(186,807)	(124,841)
Other (Expense):
Interest and other	(23,085)	(9,194)
Total other (expense)	(23,085)	(9,194)
Provision for income taxes	-	-
Net (Loss)	$(209,892)	$(134,035)
Basic and Diluted (Loss) per Share (Note 8)
(Loss) per common share - Basic and diluted	$(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,182,145	131,652,883

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net (loss)	$(209,892)	$(134,035)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	11,557	16,390
Exercise of stock options	-	4,862
Employee options vested	86,269	43,762
Net changes in assets and liabilties-
Accounts receivable - Trade	(47,060)	32,648
Prepaid and other assets	1,861	70,625
Loan receivable	-	(20,000)
Accounts payable - Trade	(6,115)	5,811
Other payables and accrued liabilities	(78,673)	21,372
Billings in excess of costs on uncompleted contracts	(30,760)	-
Long-term prepaid expenses	1,366	4,016
Accrued severence pay	11,967	11,078
Net Cash (Used in) Provided by Operating Activities	(259,480)	56,529
Investing Activities:
Acquisition of equipment	(3,346)	(543)
Net Cash (Used in) Investing Activities	(3,346)	(543)
Financing Activities:
Advances from (payments to) stockholder	654	(58,948)
Deferred financing fees	-	3,157
Sale of common shares under Equity Financing Agreement	-	141,418
Bank indebtedness - Net	5,204	(3,250)
Net Cash Provided by Financing Activities	5,858	82,377
Net (Decrease) Increase in Cash and Cash Equivalents	(256,968)	138,363
Cash and Cash Equivalents - Beginning of Period	365,513	5,072
Cash and Cash Equivalents - End of Period	$108,545	$143,435
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$143
Income taxes	$-	$-

The accompanying notes to financial statements
are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

1.	Description of Business and Going Concern

Description of Business

M-Wise, Inc. (the “Company”) is a Delaware corporation that develops interactive messaging platforms for mobile phone-based commercial applications, transactions, and information services with internet billing capabilities.

The Company’s wholly owned subsidiary, m-Wise Ltd., is located in Israel and was incorporated in 2000 under the laws of Israel.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, and has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the three months ended March 31, 2008 and 2007, the Company experienced net losses of $209,892 and $134,035, respectively, and a working capital deficit of $508,072 and $651,868, respectively.

The Company is in an industry where operational fluctuation is usually higher than other ordinary industries. The accompanying financial statements reflect management’s current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management’s current assessment.

The Company’s ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products, and attaining profitable operations.

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

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles in the United States of America, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and 2007, and for the three months ended March 31, 2008, and 2007, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the three months ended March 31, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to m-Wise’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

Reporting Currency

A majority of the Company’s revenues are generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Management has determined that the U.S. dollar will be used as the Company’s functional and reporting currency.

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

Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), Statement of Position 97-2, “Software Revenue Recognition,” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer, and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer, and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
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

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” is not applicable.

Research and Development Costs

Research and development costs are expensed as incurred.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk” (“SFAS No. 105”), requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Israel financial institutions.

The Company provides credit to its clients in the normal course of its operations. Depending on their size, financial strength, and reputation, customers are given credit terms of up to 60 days. The Company carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management’s forecasts.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, and 2007, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables, and trade payables approximate their fair values due to the short-term maturities of these instruments.

Loss per Common Share

The Company calculates net loss per share based on SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN No. 48-1”). FIN No. 48-1 amends FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN No. 48-1 shall be applied upon the initial adoption of FIN No. 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN No. 48-1 did not have a material impact on the Company’s financial position or results of operations.

In September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (FSP No. APB 14”). The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by FSP No. APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company’s management is currently reviewing the impact, if any, of the proposed FSP if it were to be adopted.

In November 2007, the FASB ratified the consensus on the Emerging Issues Task Forces (“EITF”) Issue 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company’s management has not yet completed its evaluation of EIFT 07-01 on the consolidated financial position and results of operations.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s management is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements— an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s management is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company’s management is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP SFAS No. 157-1”). FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB No. 141, “Business Combinations,” or FASB No. 141 (revised 2007), “Business Combinations,” regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS No. 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s management is currently reviewing the affect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company’s management does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

3.	Equipment, net

Equipment, net is comprised of the following:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

	Cost	March 31, 2008 Accumulated Depreciation	Cost	December 31, 2007 Accumulated Depreciation
Furniture and equipment	$64,456	$(39,663)	$63,832	$(38,311)
Computer equipment	345,476	(299,762)	342,755	(289,841)
Leasehold improvements	2,593	(1,710)	2,592	(1,426)
	$412,525	$(341,135)	$409,179	$(329,578)
Equipment, net		$71,390		$79,601

Depreciation expenses of $10,572 (2007 - $53,163) and $985 (2007 - $3,898) have been included in research and development, and general and administrative expenses, respectively.

4.	Bank Indebtedness

Bank indebtedness includes an operating line of credit of $5,204 (2007 - $0), bearing interest at 9.26% per annum. The line of credit is unsecured.

5.	Other Payables and Accrued Expenses

  Other payables and accrued expenses consisted of the following as of March 31, 2008 and December 31, 2007:

	2008	2007
Employee payroll accrual	$535,160	$538,349
Accrued payroll taxes	26,428	32,820
Accrued expenses	379,704	448,796
	$941,292	$1,019,965

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

6.	Advances from Stockholders

The advances from the Company’s major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a stockholder granted a credit facility of $500,000 to the Company in return for preferred class Series "C" shares as described in Note 8. As of March 31 2008, and December 31, 2007, the line of credit had an outstanding balance of $310,737 and $310,083, respectively.

7.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The Company’s liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company’s liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As of March 31, 2008, and December 31, 2007, the amount of the liabilities accrued were $200,571 and $169,335, respectively. Severance pay expenses for the three months ended March 31, 2008 and 2007 were $25,218 and $20,483, respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as of March 31, 2008, and December 31, 2007, were $148,688 and $129,419, respectively. Income earned from the deposit funds for 2008 and 2007, was immaterial.

8.	Capital Stock

Authorized:
210,000,000	Common shares, par value $0.0017 per share
170,000,000	Preferred shares
	Series “A”:	convertible, voting, par value of $0.0017 per share
	Series “B”:	10% non-cumulative dividend, redeemable,
convertible, voting, par value of $0.0017 per share
	Series “C”:	10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Issued:
139,182,145 Common shares (2007 - 139,182,145)	$236,610	$236,610

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) “Share Based Payment” (“SFAS No. 123(R)”), and SFAS No. 148, “Accounting for Stock - Based compensation - Transition and Disclosure- An amendment of FASB Statement No. 123” (“SFAS No. 148”). The value of options granted has been estimated by the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2008		2007
	Israel	International	Israel	International
Interest rate	4.5%	4.5%	8%	8%
Expected volatility	80%	80%	80%	80%
Expected life in years	4	6	5	7

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the Company’s six-for-one forward stock split, were issued to one of the stockholders with his preferred Class “A” shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company’s securities. Warrants have an exercise price for preferred Class “A” shares of the Company at $4.45 per share, equivalent to $0.74 after the six-for-one forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class “A” shares has been presented as additional paid in capital. The warrants for preferred Class “A” shares were converted into warrants for common shares on a one-to-one basis during the year.

In January 2003, the Company issued warrants to purchase 180,441 Class “B” preferred shares of the Company for deferral of debt for legal services rendered, which was valued at $10,000. The warrants will expire in 2010.

The warrants for preferred Class “B” shares have been converted into warrants for common shares during the year at a ratio of 1-to-6.3828125. After the conversion, the warrants were further split at the ratio of one-to-six in accordance with the forward stock split of the common shares. After the conversion and the forward split, there were warrants to purchase 7,025,778 shares outstanding.

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as of March 31, 2008, was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG (“Syntek”), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of March 31, 2008, the warrants had not been converted into shares of common stock.

M-WISE, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of March 31, 2008, the warrants had not been converted into shares of common stock.

Capital Stock:

In January 2003, the Company issued 4,297,816 common shares, equivalent to 25,786,896 after the six-for-one forward stock split, for $250,000 of offering costs with regard to the registration of its securities with the Securities and Exchange Commission. In November 2003, it was agreed upon by the parties that the fair value of the offering costs was only $60,000 and therefore 19,786,896 of the post-split shares were forfeited. The offering costs have been charged to professional services expense in the year.

In January 2003, the Company issued 6,315,258 Class “C” preferred shares to a stockholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. As of March 31, 2008, the line of credit had an outstanding balance of $310,737. The 6,315,258 Class “C” preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

On November 19, 2003, the Company, in accordance with the holders, agreed to convert all the 268,382 Class “A,” 489,456 Class “B,” and 6,315,258 Class “C” preferred shares into common shares. Following the conversion, the Company granted a six-for-one forward stock split of its common shares. The conversion has been recorded prospectively in the consolidated financial statements, while the forward stock split has been recorded retroactively.

On July 29, 2005, the Company issued 5,000,000 shares of common stock, at par value, to its Chief Financial Officer as compensation for services rendered from September 2002 to December 2005. It was agreed upon by the parties that the fair value of such services was $500,000, all of which has been charged to wage expense.

On March 8, 2006, the Company issued 12,400,448 shares of common stock for repayment of the $1,744,910 note payable to Syntek and DEP.

On April 28, 2006, the Company issued 2,818,182 shares of common stock to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. As of December 31, 2006, $206,667 had been charged to consulting expense and $103,333 had been deferred and will be amortized over the term of the contract. The balance of $103,333 has been amortized and charged to consulting expense in 2007.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006, equity financing agreement with Delaware limited partnership (“DLP”). The agreement entitled the Company to sell up to 20,000,000 of the Company’s common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase “Puts,” shall be equal to either 1) $300,000 or 2) 200% of the average daily volume (“ADV”) multiplied by the average of the three daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is five trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

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

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of March 31, 2008, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted.

Under the Israel 2003 Share Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class “B” shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class “B” shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. As of March 31, 2008, 38,256 options under the Israel 2003 Share Option Plan were not yet granted.

On January 12, 2006, 1,260,000 stock options under the Israel 2003 Share Option Plan were granted at an exercise price of $0.12. On June 6, 2006, the exercise price was amended to $0.05. The compensation cost has been revalued as if the option plan has been cancelled and reissued.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

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

On January 4, 2008, 500,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

The options vest gradually over a period of four years from the date of grant for Israel and 10 years (no less than 20% per year for five years for options granted to employees) for the International plan. The term of each option shall not be more than eight years from the date of grant in Israel and 10 years from the date of grant in the International plan. The outstanding options that have vested have been expensed in the consolidated statements of operations as follows:

Year Ended December 31,
2001	$9,000
2002	-
2003	384,889
2004	25,480
2005	13,733
2006	117,044
2007	181,622
Three months ended March 31, 2008	86,269
$818,037

The following table summarizes the activity of common stock options during 2008 and 2007:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

	2008		2007
	Israel	International	Israel	Israel
Outstanding, beginning of period	18,209,767	16,776,797	14,233,508	11,026,797
Granted	-	500,000	1,530,000	-
Exercised	-	-	(2,859,646)	-
Forfeited	(375,000)	(500,000)	(45,000)	-
Outstanding, end of period	17,834,767	16,776,797	12,858,862	11,026,797
Weighted average fair value of options granted during the period	$-	$0.0552	$0.0339	$-
Weighted average exercise price of common stock options, beginning of period	$0.0493	$0.0792	$0.0217	$0.0727
Weighted average exercise price of common stock options granted in the period	$-	$0.0900	$0.0686	$-
Weighted average exercise price of common stock options, end of period	$0.0493	$0.0792	$0.0280	$0.0727
Weighted average remaining contractual life of comon stock options	3 years	5 years	4 year	6 years

The stock options have not been included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

9.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

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
The Company has deferred income tax assets as follows:
	2008	2007
Loss carryforwards	$2,823,000	$2,631,000
Less - Valuation allowance	(2,823,000)	(2,631,000)
Total net deferred tax assets	$-	$-

For the three months ended March 31, 2008, and 2007, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of March 31, 2008, the Company had approximately $11,294,000 in tax loss carryforwards in the United States, and insignificant tax losses in its Israeli subsidiary. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	166,000
$11,294,000

10.	Related Party Transactions

During the three months ended March 31, 2008, the Company incurred Directors’ consulting fees and salaries in the amount of $34,998 (2007 - $42,000). As of March 31, 2008, $489,208 (2007 - $542,000) was unpaid and included in Due to Related Parties.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the parties mentioned above.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008, AND 2007
(UNAUDITED)

11.	Major Customers

For the three months ended March 31, 2008, the Company had four major customers which primarily accounted for 48%, 11%, 10%, and 10% of the total revenues. For the three months ended March 31, 2007, the Company had three major customers which accounted for 52%, 17%, and 11% of the total revenues.

12.	Segment Information

	Israel	USA	Total
Gross revenue
March 31, 2008	$20,809	661,768	682,577
March 31, 2007	4,392	474,474	478,866
Net loss
March 31, 2008	(44,036)	(165,856)	(209,892)
March 31, 2007	(38,062)	(95,973)	(134,035)
Total assets
March 31, 2008	111,433	864,113	975,546
March 31, 2007	180,096	641,740	821,836

For the three months ended March 31, 2008, the Company derived 13% (2007, 12%) of its revenues from sales to the Far East, 21% from sales to Europe (2007, 5%), and 66% (2007, 83%) from sales to America.

13.	Commitments

The Company is committed under an operating lease for its premises expiring June 30, 2008. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $54,000.

In addition, the Company is committed under operating vehicle leases as follows:

2009	$93,360
2010	61,480
2011	22,140
$176,980

Rent expenses paid in the three months ended March 31, 2008 and 2007, were $16,968 and $15,503, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) our stockholders have pre-emptive rights to purchase securities of m-Wise, which could impair our ability to raise capital; (d) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (e) we are dependent upon certain major customers, and the loss of one or more of such customers could adversely affect our revenues and profitability; (f) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions; (g) certain of our officers and employees are required to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (h) the rate of inflation in Israel may negatively impact our costs if it exceeds the rate of devaluation of the NIS against the U.S. Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this Quarterly Report. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007.

Revenue

License fees and products. Revenues from license fees and products increased 68% to $167,519 for the three months ended March 31, 2008 from $99,999 for the same period in 2007. This increase in revenues of $67,520 was derived from a new customer.

Revenue share. Revenues from revenue share increased 45% to $204,798 for the three months ended March 31, 2008 from $141,271 for the same period in 2007. The increase primarily consisted of revenues from current customers who were not our customers during 2007 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 31% to $310,260 for the three months ended March 31, 2008 from $237,596 for the same period in 2007.

Cost of revenues.

Cost of revenues increased 294% to $232,776 for the three months ended March 31, 2008 from $59,110 for the same period in 2007. The increase was primarily due to higher costs associated with our revenue share income.

Operating expenses.

Research and development. Research and development expenses increased 8% to $205,226 for the three months ended March 31, 2008 from $189,586 for the same period in 2007. This increase was primarily due to a $30,172 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 30% for the three months ended March 31, 2008 from 40% for the same period in 2007.

General and administrative.

General and administrative expenses increased 22% to $431,382 for the three months ended March 31, 2008 from $355,011 for the same period in 2007. This increase was primarily due to a $108,710 increase in payroll and related expenses, partially offset by a $67,881 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 63% for the three months ended March 31, 2008 from 74% for the same period in 2007.

Financing expenses.

Our financing expenses increased 151% to $23,085 for the three months ended March 31, 2008 from $9,194 for the same period in 2007.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $108,545 as of March 31, 2008 and $365,513 as of December 31, 2007. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement with Miretzky Holdings Limited. As of March 31, 2008, $310,737 is outstanding under the credit line. The credit line is for $500,000. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund and as of May 15, 2008 we have drawn $825,365 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2008 net cash used in operating activities was $259,480 primarily due to our net loss of $209,892, a $78,673 decrease in other payables and accrued liabilities and a $47,060 increase in accounts receivables, partially offset by a $86,269 in employee vested options expense. In the same period in 2007 net cash provided by operating activities was $56,529 primarily due to a $70,625 decrease in prepaid and sundry assets, a $43,762 in employee vested options expense, a $32,648 decrease in accounts receivables and a $21,372 increase in other payables and accrued liabilities, partially offset by our net loss of $134,035.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2008, net cash used in investing activities was $3,346 consisting of an investment in equipment. In the same period in 2007 net cash used in investing activities was $543 consisting of an investment in equipment. For the three months ended March 31, 2008, net cash provided by financing activities was $5,858 primarily due to a $5,204 increase in bank indebtedness. In the same period in 2007, net cash provided by financing activities was $82,377 primarily due to a $141,418 sale of common shares under equity financing agreement, partially offset by a $58,948 decrease in advances from shareholders.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report within. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II:
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and restated Certificate of Incorporation(2)
3.2	Bylaws(2)
4.1	Purchase and registration rights agreement and schedule of details(2)
10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.5	Employment Agreement, Gabriel Kabazo(2)
10.6	Confidentiality rider to Gabriel Kabazo Employment Agreement(2)
10.7	Employment Agreement Asaf Lewin(2)
10.8	2003 International Share Option Plan(2)
10.9	Form of Option Agreement, 2003 International Share Option Plan(2)
10.10	2001 International Share Option Plan(2)
10.11	Form of Option Agreement, 2001 International Share Option Plan(2)
10.12	2003 Israel Stock Option Plan(2)
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)
10.14	2001 Israel Share Option Plan(2)
10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)
10.16	Investors’ Rights Agreement dated January 11, 2001(2)
10.17	Stockholders Agreement(2)
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)
10.19	Purchase agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)
10.21	Consulting agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)
10.22	Amendment to Investors’ Rights Agreement dated October 2, 2003(2)
10.23	Appendices to 2003 Israel Stock Option Plan(2)
10.24	Appendices to 2001 Israel Share Option Plan(2)
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)
10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)
10.27	Termination and Release Agreement dated February 2, 2006 by and among the Company and DEP Technology Holdings Ltd. (4)
21	List of Subsidiaries (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification. (1)

32.1	Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. (1)
32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. (1)

(1) Filed herewith.

(2) Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2 (Reg. No. 333-106160).

(3) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006).

(5) The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

m-Wise, Inc. (Registrant)

Date: May 15, 2008	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: May 15, 2008	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo Title: Chief Financial Officer and Principal Accounting Officer