Form 10-Q
period 2008-06-30
M WISE INC
filed 2008-08-14
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 14, 2008, was 139,322,145.

i

PART I:
FINANCIAL INFORMATION

Item 1: Financial Statements

m-Wise, Inc. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007

(UNAUDITED)

CONTENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$20,382	$365,513
Accounts receivable - Trade (net of allowance for doubtful
accounts of $ 306,915; 2007 $ 291,915)	678,545	710,782
Prepaid and other assets	41,125	21,238
Total current assets	740,052	1,097,533

Long-term Assets:
Long-term prepaid expenses	14,285	19,758
Equipment, net (Note 3)	66,593	79,601

Total long-term assets	80,878	99,359

Total Assets	$820,930	$1,196,892

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank indebtedness (Note 4)	$5,403	$-
Accounts payable - Trade	25,271	36,845
Other payables and accrued expenses (Note 5)	970,628	1,019,965
Advances from stockholder (Note 6)	315,187	310,083
Billings in excess of costs on uncompleted contracts	105,873	136,633
Total current liabilities	1,422,362	1,503,526

Long-term Liabilities:
Accrued severance pay (Note 7)	97,696	39,916
Total long-term liabilities	97,696	39,916
Total liabilities	1,520,058	1,543,442

Commitments and Contingencies (Note 13)

Stockholders' (Deficit):
Preferred stock (Note 8)	-	-
Common stock (Note 8)	236,848	236,610
Additional paid-in capital	11,182,209	10,977,577
Accumulated (deficit)	(12,118,185)	(11,560,737)
Total stockholders' (deficit)	(699,128)	(346,550)
Total Liabilities and Stockholders' (Deficit)	$820,930	$1,196,892

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2008, AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$612,584	$426,333	$1,295,161	$905,199
Cost of Sales	271,615	76,132	504,391	135,242
Gross Profit	340,969	350,201	790,770	769,957

Expenses:
Research and development	182,431	189,492	387,657	379,078
General and administrative	495,405	398,298	926,787	753,309
Total expenses	677,836	587,790	1,314,444	1,132,387
(Loss) from operations	(336,867)	(237,589)	(523,674)	(362,430)
Other (Expense):
Interest and other	(10,689)	(10,091)	(33,774)	(19,285)
Total other (expense)	(10,689)	(10,091)	(33,774)	(19,285)

Provision for income taxes	-	-	-	-
Net (Loss)	$(347,556)	$(247,680)	$(557,448)	(381,715)
Basic and Diluted (Loss) per Share (Note 8)
(Loss) per common share - Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	139,233,478	136,103,398	139,207,670	133,124,601

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating Activities:
Net (loss)	$(557,448)	$(381,715)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation	22,268	30,575
Exercise of stock options	-	6,206
Employee options vested	201,560	88,325
Net changes in assets and liabilties-
Accounts receivable - Trade	32,237	21,284
Prepaid and other assets	(19,887)	98,187
Loan receivable	-	-
Accounts payable - Trade	(11,574)	27,492
Other payables and accrued liabilities	(49,337)	(5,888)
Billings in excess of costs on uncompleted contracts	(30,760)	-
Long-term prepaid expenses	5,473	4,089
Accrued severence pay	57,780	10,198

Net Cash (Used in) Operating Activities	(349,688)	(101,247)

Investing Activities:
Acquisition of equipment	(9,260)	(21,570)

Net Cash (Used in) Investing Activities	(9,260)	(21,570)

Financing Activities:
Advances from (payments to) stockholder	5,104	(115,352)
Deferred financing fees	-	6,314
Sale of common shares under Equity Financing Agreement	3,310	658,826
Bank indebtedness - Net	5,403	(3,110)

Net Cash Provided by Financing Activities	13,817	546,678

Net (Decrease) Increase in Cash and Cash Equivalents	(345,131)	423,861

Cash and Cash Equivalents - Beginning of Period	365,513	5,072

Cash and Cash Equivalents - End of Period	$20,382	$428,933

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$261	$261

Income taxes	$-	$-

The accompanying notes to financial statements
are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, and has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the six months ended June 30, 2008, the Company experienced net losses of $557,448 (2007 - $381,715) and a working capital deficit of $682,310 (December 31, 2007 - $405,993).

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and 2007, and for the three and six months ended June 30, 2008, and 2007, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and 2007, and the results of its operations and its cash flows for the three and six months ended June 30, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to m-Wise’s audited financial statements as of December 31, 2007, in its annual report on form 10-KSB filed with the SEC on April 8, 2008 for additional information, including significant accounting policies.

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
JUNE 30, 2008, AND 2007
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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, and December 31, 2007, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables, and trade payables approximate their fair values due to the short-term maturities of these instruments.

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
JUNE 30, 2008, AND 2007
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

In September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (FSP No. APB 14”). The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by FSP No. APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently reviewing the impact, if any, of the proposed FSP if it were to be adopted.

In November 2007, the FASB ratified the consensus on the Emerging Issues Task Forces (“EITF”) Issue 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EIFT 07-01 on the consolidated financial position and results of operations.

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements— an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its consolidated financial statements.

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
JUNE 30, 2008, AND 2007
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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

3.	Equipment, net

Equipment, net is comprised of the following:

		June 30,		December 31,
		2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and equipment	$57,491	$(33,989)	$63,832	$(38,311)
Computer equipment	136,460	(93,967)	342,755	(289,841)
Leasehold improvements	2,592	(1,994)	2,592	(1,426)
	$196,543	$(129,950)	$409,179	$(329,578)

		$66,593		$79,601

Depreciation expenses during the six months ended June 30, 2008, of $20,298 (June 30, 2007 - $29,188) and $1,970 (June 30, 2007 - $1,387) have been included in research and development, and general and administrative expenses, respectively.

4.	Bank Indebtedness

The Company’s Israel subsidiary has an overdraft facility of $15,000, bearing interest at 9.26% per annum. The line of credit is unsecured. As of June 30, 2008, bank indebtedness was $5,403 (December 31, 2007 - $0).

5.	Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following as of June 30, 2008 and December 31, 2007 respectively:

	2008	2007
Employee payroll accruals	$564,136	$538,349
Accrued payroll taxes	29,005	32,820
Accrued expenses	377,487	448,796
	$970,628	$1,019,965

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

6.	Advances from Stockholders

The advances from the Company’s major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a stockholder granted a credit facility of $500,000 to the Company in return for preferred class “C” shares as described in Note 8. As of June 30, 2008, and December 31, 2007, the line of credit had an outstanding balance of $315,187 and $310,083, respectively.

7.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The Company’s liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company’s liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As of June 30, 2008, and December 31, 2007, the amount of the liabilities accrued were $268,072 and $169,335, respectively. Severance pay expenses for the six months ended June 30, 2008, and 2007 were $90,143 and $31,792 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as of June 30, 2008, and December 31, 2007, were $170,376 and $129,419, respectively. Income earned from the deposit funds for 2008, and 2007, was immaterial.

8.	Capital Stock

Authorized:
210,000,000	Common shares, par value $0.0017 per share
170,000,000	Preferred shares
Series “A”: convertible, voting, par value of $0.0017 per share
Series “B”: 10% non-cumulative dividend, redeemable,convertible, voting, par value of $0.0017 per share
Series “C”: 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	June 30,	December 31,
Issued:	2008	2007
139,322,145 Common stock (2007 - 139,182,145)	$236,848	$236,610

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), and SFAS No. 148, “Accounting for Stock - Based compensation - Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”). The value of options granted has been estimated by the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2008		2007
	Israel	International	Israel	International
Interest rate	4.5%	4.5%	4.5%	4.5%
Expected volatility	80%	80%	80%	80%
Expected life in years	3	5	4	6

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the Company's six-for-one forward stock split, were issued to one of the stockholders with his preferred Class “A” shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company’s securities. Warrants have an exercise price for preferred Class “A” shares of the Company at $4.45 per share, equivalent to $0.74 after the six-for-one forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class “A” shares has been presented as additional paid in capital. The warrants for preferred Class “A” shares were converted into warrants for common shares on a one-to-one basis during the year.

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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as of June 30, 2008, was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of June 30, 2008, the warrants had not been converted into shares of common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of June 30, 2008, the warrants had not been converted into shares of common stock.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

In January 2003, the Company issued 6,315,258 Class “C” preferred shares to a stockholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. As of June 30, 2008, the line of credit had an outstanding balance of $315,187. The 6,315,258 Class “C” preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

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

On March 8, 2006, the Company issued 12,400,448 shares of common stock for repayment of the $1,744,910 note payable to Syntek Capital AG (“Syntek”) and DEP.

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

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006, equity financing agreement with Dutchess Private Equity Fund (“DPEF”). The agreement entitled the Company to sell up to 20,000,000 of the Company’s common shares (up to $10,000,000) over the course of 36 months. The amount that the Company shall be entitled to request from each of the purchase “Puts,” shall be equal to either 1) $300,000 or 2) 200% of the average daily volume (“ADV”) multiplied by the average of the three daily closing prices immediately preceding the Put date. The ADV shall be computed using the 10 trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is five trading days after such Put Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby DPEF and a current significant stockholder can sell up to 30,000,000 common shares at market value. For the year ended December 31, 2007, 6,515,483 common shares were issued under the agreement for $825,365.

On May 29, 2008, 140,000 common shares have been issued under the DPEF equity financing agreement for $3,310.

Stock Options:

In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares.

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of June 30, 2008, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted.

Under the Israel 2003 Share Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class “B” shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class “B” shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under Israel Stock Option (2003) and 15,750,000 options granted under the International Stock Option Plan (2003) was amended to $0.03. As of June 30, 2008, 38,256 options under the Israel 2003 Share Option Plan were not yet granted.

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
JUNE 30, 2008, AND 2007
(UNAUDITED)

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

On June 16, 2008, the Company lowered the exercise price of 17,080,000 options in its Israel 2003 Share Option Plan and 15,750,000 options in the International 2003 Share Option Plan to $0.03, resulting in additional compensation costs of $41,059 in accordance with SFAS 123(R), Paragraph A150. $35,229 and $5,830 have been included in general and administrative and research and development expenses, respectively.

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

Year ended December 31,
2001	$9,000
2002	-
2003	384,889
2004	25,480
2005	13,733
2006	117,044
2007	181,622
Six months ended June 30, 2008	201,560
$933,328

The following table summarizes the activity of common stock options during the six months ended June 30, 2008, and year ended December 31, 2007:

	June 30, 2008		December 31, 2007
	Israel	International	Israel	International
Outstanding, beginning of period	18,209,767	16,776,797	14,233,508	11,026,797
Granted	-	500,000	7,610,000	5,750,000
Exercised	-	-	(3,264,003)	-
Forfeited	(510,000)	(500,000)	(369,738)	-
Outstanding, end of period	17,699,767	16,776,797	18,209,767	16,776,797

Weighted average fair value of options granted during the period	$-	$0.0552	$0.0575	$0.0595

Weighted average exercise price of common stock options, beginning of period	$0.0493	$0.0792	$0.0217	$0.0727

Weighted average exercise price of common stock options granted in the period	$-	$0.0900	$0.0878	$0.0917

Weighted average exercise price of common stock options, end of period	$0.0307	$0.0330	$0.0493	$0.0792

Weighted average remaining contractual life of comon stock options	3 years	5 years	4 year	6 years

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

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

The Company has deferred income tax assets as follows:

	2008	2007

Loss carryforwards	$2,910,000	$2,686,000
Less - Valuation allowance	(2,910,000)	(2,686,000)
Total net deferred tax assets	$-	$-

For the six months ended June 30, 2008, and 2007, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

As of June 30, 2008, the Company had approximately $11,640,000 in tax loss carryforwards in the United States, and insignificant tax losses in its Israeli subsidiary. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31,
2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	512,000
$11,640,000

10.	Related Party Transactions

During the six months ended June 30, 2008, the Company incurred directors’ consulting fees and salaries in the amount of $69,996 (2007 - $77,000). As of June 30, 2008, $515,396 (December 31, 2007 - $486,098) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the parties mentioned above.

11.	Major Customers

For the six months ended June 30, 2008, the Company had three major customers which primarily accounted for 51%, 13%, and 10% of the total revenues. For the six months ended June 30, 2007, the Company had three major customers which accounted for 54%, 16%, and 10% of the total revenues.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(UNAUDITED)

12.	Segment Information

	Israel	USA	Total
Gross revenue
June 30, 2008	$25,286	$1,269,875	$1,295,161
June 30, 2007	10,757	894,442	905,199
Net loss
June 30, 2008	(45,698)	(511,750)	(557,448)
June 30, 2007	(64,992)	(316,723)	(381,715)
Total assets
June 30, 2008	124,940	695,990	820,930
December 31, 2007	129,816	1,067,076	1,196,892

For the six months ended June 30, 2008, the Company derived 7% (2007, 10%) of its revenues from sales to the Far East, 22% from sales to Europe (2007, 7%), and 71% (2007, 83%) from sales to America.

13.	Commitments

The Company was committed under an operating lease for its premises which expired June 30, 2008. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $54,000. On June 30, 2008, the lease was renewed and expires June 30, 2010. Under the new agreement, minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $90,000.

In addition, the Company is committed under operating vehicle leases as follows:

2009	$87,690
2010	51,330
2011	13,590
$152,610

Rent expense paid during the six months ended June 30, 2008, and 2007, amounted to $43,905 and $33,504, respectively.

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

OVERVIEW

We were incorporated in February 2000, and commenced operations immediately thereafter. We initially primarily provided pan-European wireless application service provider operations by hosted MOMA Platform services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy, and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. We gained strong credibility and experience as a wireless application service provider during calendar years 2000 and 2001, while we continued to build and develop our wireless middleware product. However, due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002, our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Our shift away from hosted wireless application services using our Platform enabled us to focus more on the core middleware benefits of our technology in fiscal 2002.

During calendar 2002, we channeled our research and development efforts to enhance and update our middleware technology to interface with advanced and emerging wireless technologies such as MMS (Multimedia Messaging Service - delivery of highly enhanced images and audio files) and J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device’s native capabilities. We also upgraded our middleware platform to incorporate modules for application deployment and management, for centralized management of multiple value added services and multiple third-party content and media providers, and for managing increased data traffic and real-time billing and reporting requirements. In addition, we restructured our sales efforts toward establishing distribution channels via OEMs and partnerships with major IT vendors and system integrators. In fiscal 2003, we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers, and to be able to meet our customers’ enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities.

During calendar 2004, we followed the market evolution with respect to the enhanced ability to deliver downloadable content directly to mobile phones and invested significant research and development efforts to comply with such new market trends. We substantially improved the MOMA Platform mobile content management abilities, especially with respect to content adaptation to a growing number and types of mobile handsets, and connectivity between the MOMA platform and content presentation layers such as Internet and WAP interfaces. We also concluded sales agreements with new wireless operators and wireless application service provider clients, and at the same time, improved our product positioning in the market.

During calendar year 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that many potential customers prefered to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model) and we invested significant funds and efforts in the infrastructure that was required for this ASP model. During 2006, we invested extensive efforts in establishing our customer base and expanding our distribution channels, by enhancing our technology and expanding the terms and scope of our relationships with our customers.

In calendar year 2007, we have been able to acquire prestige and market leaders customers and strengthen the profit share model that we have began developing in 2005. We signed profit share based deals with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction of leading UK newspapers The Sun and The Times. We signed a profit share based deal with Telcogames, a leading mobile games company to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games provider which we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We have also strengthen the relationship with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise to their expansion and expanding the basis for cooperation. We clearly see that the business shift made in 2005 from a license model to profit share model is starting to bear the desired fruits by generating a stable business environment for recurring revenues and consistently increasing profitability. In 2007 we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence. We are starting to see positive results for these efforts in Calendar 2008 in a manner that will ensure the continuous growth of the company.

Revenues

Our revenues grew from $905,199 in the six months ended June 30, 2007 to 1,295,161 in the six months ended June 30, 2008 and from $2,230,264 in the year ended December 31, 2006 to $2,295,260 in the year ended December 31, 2007. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the six months Ended June 30, 2008, approximately 51% of our sales were derived from sales to Thumbplay, 13% to mBlox and 10% to Arvato Mobile. In the year ended December 31, 2007, approximately 46% of our sales were derived from sales to Thumbplay, 14% to Comtrend Corporation and 13% to Supportcomm.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the six months Ended June 30, 2008, we derived 71% of our revenues from sales in America, 22% from sales in Europe and 7% from sales in the Far East. For the year ended December 31, 2007, we derived 65% of our revenues from sales in America, 17% from sales in Europe and 18% from sales in the Far East. Of these revenues, 98% were derived from sales by the Company, and 2% of our revenues were derived from sales by our subsidiary.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2007.

Revenues

License fees and products. Revenues from license fees and products were $99,999 for the three months ended June 30, 2008 and $99,999 for the same period in 2007.

Revenue share. Revenues from revenue share increased 89% to $173,849 for the three months ended June 30, 2008 from $92,179 for the same period in 2007. The increase is primarily due to revenues received from current customers who were not our customers during 2007 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 45% to $338,736 for the three months ended June 30, 2008 from $234,155 for the same period in 2007.

Cost of revenues.

Cost of revenues increased 257% to $271,615 for the three months ended June 30, 2008 from $76,132 for the same period in 2007. The increase was primarily due to higher costs associated with our revenue share income.

Operating expenses.

Research and development. Research and development expenses decreased 4% to $182,431 for the three months ended June 30, 2008 from $189,492 for the same period in 2007. This decrease was primarily due to a $9,139 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 30% for the three months ended June 30, 2008 from 44% for the same period in 2007.

General and administrative.

General and administrative expenses increased 24% to $495,405 for the three months ended June 30, 2008 from $398,298 for the same period in 2007. This increase was primarily due to a $82,334 increase in payroll and related expenses and a $18,079 increase in travel expenses, partially offset by a $14,447 decrease in professional services expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 81% for the three months ended June 30, 2008 from 93% for the same period in 2007.

Financing expenses.

Our financing expenses increased 6% to $10,689 for the three months ended June 30, 2008 from $10,091 for the same period in 2007.

SIX MONTHS ENDED JUNE 30, 2008, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2007.

Revenues

License fees and products. Revenues from license fees and products increased 34% to $267,518 for the six months ended June 30, 2008 from $199,998 for the same period in 2007. This increase in revenues of $67,520 was derived from a new customer.

Revenue share. Revenues from revenue share increased 62% to $378,647 for the six months ended June 30, 2008 from $233,450 for the same period in 2007. The increase is primarily due to revenues received from current customers who were not our customers during 2007 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 38% to $648,996 for the six months ended June 30, 2008, from $471,751 for the same period in 2007.
Cost of revenues.

Cost of revenues increased 273% to $504,391 for the six months ended June 30, 2008, from $135,242 for the same period in 2007. The increase was primarily due to higher costs associated with our revenue share income.

Operating expenses.

Research and development. Research and development expenses increased 2% to $387,657 for the six months ended June 30, 2008, from $379,078 for the same period in 2007. This increase was primarily due to a $21,033 increase in payroll and related expenses, partially offset by a $10,224 decrease in subcontractors expenses. Research and development expenses, stated as a percentage of revenues, decreased to 30% for the six months ended June 30, 2008, from 42% for the same period in 2007.

General and administrative.

General and administrative expenses increased 23% to $926,787 for the six months ended June 30, 2008, from $753,309 for the same period in 2007. This increase was primarily due to a $191,044 increase in payroll and related expenses and a $25,921 increase in travel expenses, partially offset by a $70,110 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 72% for the six months ended June 30, 2008, from 83% for the same period in 2007.

Financing expenses.

Our financing expenses increased 75% to $33,774 for the six months ended June 30, 2008, from $19,285 for the same period in 2007.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $20,382 as of June 30, 2008, and $365,513 as of December 31, 2007. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of June 30, 2008, $315,187 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of August 14, 2008, we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent, and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders, and/or new investors. Currently, we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the six months ended June 30, 2008, net cash used in operating activities was $349,688 primarily due to our net loss of $557,448 and a $49,337 decrease in other payables and accrued liabilities, partially offset by a $201,560 in employee vested options expense and a $57,780 increase in accrued severance pay. In the same period in 2007, net cash used in operating activities was $101,247 primarily due to our net loss of $381,715, partially offset by a $98,187 decrease in prepaid and sundry assets, a $88,325 in employee vested options expense, and a $30,575 in depreciation expenses.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the six months ended June 30, 2008, net cash used in investing activities was $9,260 consisting of an investment in equipment. In the same period in 2007, net cash used in investing activities was $21,570 consisting of an investment in equipment. For the six months ended June 30, 2008, net cash provided by financing activities was $13,817 primarily due to a $5,403 increase in bank indebtedness and a $5,104 increase in advances from shareholders. In the same period in 2007, net cash provided by financing activities was $546,678 primarily due to a $658,826 sale of common shares under equity financing agreement, partially offset by a $115,352 decrease in advances from shareholders.

Dividends.

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II:
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws(2)

4.1	Purchase and registration rights agreement and schedule of details(2)

10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.5	Employment Agreement, Gabriel Kabazo(2)

10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)

10.7	Employment Agreement Asaf Lewin(2)

10.8	2003 International Share Option Plan(2)

10.9	Form of Option Agreement, 2003 International Share Option Plan(2)

10.10	2001 International Share Option Plan(2)

10.11	Form of Option Agreement, 2001 International Share Option Plan(2)

10.12	2003 Israel Stock Option Plan(2)

10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)

10.14	2001 Israel Share Option Plan(2)

10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)

10.16	Investors' Rights Agreement dated January 11, 2001(2)

10.17	Stockholders Agreement(2)

10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)

10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)

10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)

10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)

10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)

10.23	Appendices to 2003 Israel Stock Option Plan(2)

10.24	Appendices to 2001 Israel Share Option Plan(2)

10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)

10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)

10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

21	List of Subsidiaries (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification. (1)

32.1	Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. (1)

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. (1)

(1) Filed herewith.

(2) Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2 (Reg. No. 333-106160).

(3) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4) Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

m-Wise, Inc. (Registrant)

Date: August 14, 2008	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: August 14, 2008	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo Title: Chief Financial Officer and Principal Accounting Officer