Form 10-Q
period 2008-09-30
M WISE INC
filed 2008-11-14
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock, as of November 14, 2008, was 139,322,145.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1: Financial Statements

m-Wise, Inc. and Subsidiary
CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

CONTENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

ASSETS

	September 30,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$43,491	$365,513
Short-term investment	7,769	-
Accounts receivable - Trade (net of allowance for doubtful
accounts of $ 317,789; 2007 $ 291,915)	628,747	710,782
Prepaid and other assets	44,394	21,238
Total current assets	724,401	1,097,533

Long-term Assets:
Long-term prepaid expenses	12,075	19,758
Equipment, net (Note 3)	68,050	79,601
Total long-term assets	80,125	99,359
Total Assets	$804,526	$1,196,892

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$21,592	$36,845
Other payables and accrued expenses (Note 4)	1,003,772	1,019,965
Advances from stockholder (Note 5)	315,187	310,083
Billings in excess of costs on uncompleted contracts	-	136,633
Total current liabilities	1,340,551	1,503,526

Long-term Liabilities:
Accrued severance pay (Note 6)	109,615	39,916
Total long-term liabilities	109,615	39,916
Total liabilities	1,450,166	1,543,442

Commitments and Contingencies (Note 12)

Stockholders' (Deficit):
Preferred stock (Note 7)	-	-
Common stock (Note 7)	236,848	236,610
Additional paid-in capital	11,228,729	10,977,577
Accumulated (deficit)	(12,111,217)	(11,560,737)
Total stockholders' (deficit)	(645,640)	(346,550)
Total Liabilities and Stockholders' (Deficit)	$804,526	$1,196,892

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Sales	$742,596	$537,288	$2,037,757	$1,442,487

Cost of Sales	171,709	71,225	676,100	206,467

Gross Profit	570,887	466,063	1,361,657	1,236,020

Expenses:
Research and development	185,356	175,250	573,013	554,328
General and administrative	378,432	428,388	1,334,036	1,181,697
Total expenses	563,788	603,638	1,907,049	1,736,025

Income (Loss) from operations	7,099	(137,575)	(545,392)	(500,005)

Other (Expense):
Interest and other	(131)	(17,601)	(5,088)	(36,886)
Total other (expense)	(131)	(17,601)	(5,088)	(36,886)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$6,968	$(155,176)	$(550,480)	$(536,891)

Basic and Diluted (Loss) per Share (Note 7)
(Loss) per common share - Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	139,322,145	137,552,923	139,246,248	134,616,929

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating Activities:
Net (loss)	$(550,480)	$(536,891)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	33,260	44,775
Exercise of stock options	-	6,381
Employee options vested	248,080	134,489
Amortization of debt issuance costs	-	9,471
Net changes in assets and liabilties-
Accounts receivable - Trade	82,035	69,429
Prepaid and other assets	(23,156)	99,206
Accounts payable - Trade	(15,253)	43,653
Other payables and accrued liabilities	(16,193)	(136,854)
Billings in excess of costs on uncompleted contracts	(136,633)	-
Long-term prepaid expenses	7,683	(2,841)
Accrued severence pay	69,699	14,124

Net Cash (Used in) Operating Activities	(300,958)	(255,058)

Investing Activities:
Acquisition of equipment	(21,709)	(24,770)
Short-term investment	(7,769)	-

Net Cash (Used in) Investing Activities	(29,478)	(24,770)

Financing Activities:
Advances from (payments to) stockholder	5,104	(129,142)
Sale of common shares under Equity Financing Agreement	3,310	658,826
Bank indebtedness - Net	-	(3,250)

Net Cash Provided by Financing Activities	8,414	526,434

Net (Decrease) Increase in Cash and Cash Equivalents	(322,022)	246,606

Cash and Cash Equivalents - Beginning of Period	365,513	5,072

Cash and Cash Equivalents - End of Period	$43,491	$251,678

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$416	$383

Income taxes	$-	$-

The accompanying notes to financial statements
are an integral part of these consolidated statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

 Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, and has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the nine months ended September 30, 2008, the Company experienced net losses of $550,480 (2007 - $536,891) and a working capital deficit of $616,150 (December 31, 2007 - $405,993).

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

 Unaudited Interim Financial Statements

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

The interim financial statements of the Company as of September 30, 2008, and 2007, and for the three and nine months ended September 30, 2008, and 2007, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three and nine months ended September 30, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to m-Wise’s audited financial statements as of December 31, 2007, filed with the SEC for additional information, including significant accounting policies.

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

 Short-term Investment

Short-term investment is carried at quoted market value and consists of a term deposit.

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
SEPTEMBER 30, 2008, AND 2007
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

 Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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
SEPTEMBER 30, 2008, AND 2007
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

 Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying amounts of the Company’s financial instruments approximate their fair values due to the short-term maturities of these instruments.

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
SEPTEMBER 30, 2008, AND 2007
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

In September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (FSP No. APB 14”). The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by FSP No. APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The management of the Company is currently reviewing the impact, if any, of the proposed FSP if it were to be adopted.

In November 2007, the FASB ratified the consensus on the Emerging Issues Task Forces (“EITF”) Issue 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The management of the Company has not yet completed its evaluation of EIFT 07-01 on the consolidated financial position and results of operations.

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
SEPTEMBER 30, 2008, AND 2007
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

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The management of the Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement,” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The management of the Company is currently reviewing the affect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

▪	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
▪	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
▪	Disclosure of information about credit-risk-related contingent features; and
▪	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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
SEPTEMBER 30, 2008, AND 2007
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

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161. “Disclosures about Derivative Instruments and Hedging Activities,” FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company’s financial statements.

In October 2008, FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

3. Equipment, net

Equipment, net is comprised of the following:

		September 30,		December 31,
		2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and equipment	$69,940	$(35,721)	$63,832	$(38,311)
Computer equipment	136,460	(102,997)	342,755	(289,841)
Leasehold improvements	2,592	(2,224)	2,592	(1,426)

	$208,992	$(140,942)	$409,179	$(329,578)

		$68,050		$79,601

Depreciation expense during the nine months ended September 30, 2008, of $31,035 (2007 - $42,691) and $2,225 (2007 - $2,084) has been included in research and development, and general and administrative expenses, respectively.

4. Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following as of September 30, 2008, and December 31, 2007:

	2008	2007
Employee payroll accruals	$591,861	$538,349
Accrued payroll taxes	30,245	32,820
Accrued expenses	381,666	448,796

	$1,003,772	$1,019,965

5. Advances from Stockholders

The advances from the Company’s major stockholder are non-interest bearing and have no fixed terms of repayment. According to an agreement dated January 2003, a stockholder granted a credit facility of $500,000 to the Company in return for preferred class “C” shares as described in Note 8. As of September 30, 2008, and December 31, 2007, the line of credit had an outstanding balance of $315,187 and $310,083, respectively.

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

6. Accrued Severance Pay

The Company accounts for its potential severance liability of its Israel subsidiary in accordance with EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” The Company’s liability for severance pay is calculated pursuant to applicable labor laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company’s liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As of September 30, 2008, and December 31, 2007, the amount of the liabilities accrued were $282,789 and $169,335, respectively. Severance pay expenses for the nine months ended September 30, 2008, and 2007 were $102,578 and $47,403, respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. Cash surrender values of the deposit funds as of September 30, 2008, and December 31, 2007, were $173,174 and $129,419, respectively. Income earned from the deposit funds for 2008, and 2007, was immaterial.

7. Capital Stock

Authorized:
210,000,000	Common shares, par value $0.0017 per share
170,000,000	Preferred shares
Series “A”: convertible, voting, par value of $0.0017 per share
Series “B”:10% non-cumulative dividend, redeemable, convertible, v voting, par value of $0.0017 per share
Series “C”: 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	September 30,	December 31,
Issued:	2008	2007
139,322,145 Common stock (2007 - 139,182,145)	$236,848	$236,610

Stock Options and Warrants:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), and SFAS No. 148, “Accounting for Stock - Based compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS No. 148”). The value of options granted has been estimated by the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:
	2008		2007
	Israel	International	Israel	International
Interest rate	4.5%	4.5%	4.5%	4.5%
Expected volatility	80%	80%	80%	80%
Expected life in years	3	5	4	6

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the six-for-one forward stock split, were issued to one of the stockholders with his preferred Class “A” shares for a total investment of $750,000. Warrants will expire in the event of an initial public offering of the Company’s securities. Warrants have an exercise price for preferred Class “A” shares of the Company at $4.45 per share, equivalent to $0.74 after the six-for-one forward stock split. No value has been assigned to the warrants and the total investment net of par value of preferred Class “A” shares has been presented as additional paid in capital. The warrants for preferred Class “A” shares were converted into warrants for common shares on a one-to-one basis during the year.

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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as of September 30, 2008, was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG, as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of September 30, 2008, the warrants had not been converted into shares of common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd. The value assigned to the warrants was $ 218,114. As of September 30, 2008, the warrants had not been converted into shares of common stock.

Capital Stock:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

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

In January 2003, the Company issued 6,315,258 Class “C” preferred shares to a stockholder for providing a non-interest bearing credit line facility of $300,000. These shares were issued at par value, which approximates the fair market value of the financing fees relating to the credit line facility. As of September 30, 2008, the line of credit had an outstanding balance of $315,187. The 6,315,258 Class “C” preferred shares were subsequently converted into 37,891,548 common shares post forward stock split.

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby DPEF and a current significant stockholder can sell up to 30,000,000 common shares at market value. For the year ended December 31, 2007, 6,515,483 common shares were issued under the agreement for $825,345.

On May 29, 2008, 140,000 common shares have been issued under the DPEF equity financing agreement for $3,310.

Stock Options:

In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares.

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672 common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017. As of September 30, 2008, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted.

Under the Israel 2003 Share Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class “B” shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class “B” shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under Israel Stock Option (2003) and 15,750,000 options granted under the International Stock Option Plan (2003) was amended to $0.03. As of September 30, 2008, 38,256 options under the Israel 2003 Share Option Plan were not yet granted.

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
SEPTEMBER 30, 2008, AND 2007
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

On June 16, 2008, the Company lowered the exercise price of 17,080,000 options in its Israel Stock Option Plan (2003) and 15,750,000 options in the International Stock Option Plan (2003) to $0.03, resulting in additional compensation costs of $41,059 in accordance with SFAS 123(R), Paragraph A150. $35,229 and $5,830 have been included in general and administrative and research and development expenses, respectively.

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

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

Year ended December 31,
2001	$9,000
2002	-
2003	384,889
2004	25,480
2005	13,733
2006	117,044
2007	181,622
Nine months ended September 30, 2008	248,080
$979,848

The following table summarizes the activity of common stock options during the nine months ended September 30, 2008, and year ended December 31, 2007:

	September 30, 2008		December 31, 2007
	Israel	International	Israel	International
Outstanding, beginning of period	18,209,767	16,776,797	14,233,508	11,026,797
Granted	-	500,000	7,610,000	5,750,000
Exercised	-	-	(3,264,003)	-
Forfeited	(808,367)	(500,000)	(369,738)	-

Outstanding, end of period	17,401,400	16,776,797	18,209,767	16,776,797

Weighted average fair value of
options granted during the period	$-	$0.0552	$0.0575	$0.0595

Weighted average exercise price of
common stock options,
beginning of period	$0.0493	$0.0792	$0.0217	$0.0727

Weighted average exercise price of
common stock options granted in
the period	$-	$0.0900	$0.0878	$0.0917

Weighted average exercise price of
common stock options, end of
period	$0.0304	$0.0330	$0.0493	$0.0792

Weighted average remaining
contractual life of comon stock
options	3 years	5 years	4 years	6 years

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

The Company has deferred income tax assets as follows:

	2008	2007

Loss carryforwards	$ 2,922,000	$ 2,686,000
Less - Valuation allowance	(2,922,000)	(2,686,000)
Total net deferred tax assets	$-	$-

For the nine months ended September 30, 2008, and 2007, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of September 30, 2008, the Company had approximately $11,553,000 in tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(UNAUDITED)

December 31,
2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	425,000

$11,553,000

During the nine months ended September 30, 2008, the Company had approximately $125,000 in tax losses in its Israeli subsidiary which will carryforward indefinitely.

9. Related Party Transactions

During the nine months ended September 30, 2008, the Company incurred directors’ consulting fees and salaries in the amount of $104,994 (2007 - $111,660). As of September 30, 2008, $540,394 (December 31, 2007 - $486,098) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the parties mentioned above.

10. Significant Customers

For the nine months ended September 30, 2008, the Company had three significant customers that primarily accounted for 47%, 16%, and 10% of the total revenues. For the nine months ended September 30, 2007, the Company had two major customers which accounted for 52% and 16% of the total revenues.

11. Segment Information

M-WISE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007

	Israel	USA	Total
Gross revenue
September 30, 2008	$28,791	$2,008,966	$2,037,757
September 30, 2007	13,738	1,428,749	1,442,487
Net loss
September 30, 2008	(125,220)	(425,260)	(550,480)
September 30, 2007	(67,996)	(468,895)	(536,891)
Total assets
September 30, 2008	132,124	672,402	804,526
December 31, 2007	129,816	1,067,076	1,196,892

For the nine months ended September 30, 2008, the Company derived 6% (2007, 12%) of its revenues from sales to the Far East, 21% from sales to Europe (2007, 10%), and 73% (2007, 78%) from sales to America.

12. Commitments

The Company is committed under an operating lease for its premises expiring June 30, 2010. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease amount to $90,000.

In addition, the Company is committed under operating vehicle leases as follows:

2009	$82,080
2010	43,680
2011	4,380
$130,140

Rent expense paid during the nine months ended September 30, 2008, and 2007, amounted to $59,917 and $49,902, respectively.

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

In calendar year 2007, we have been able to acquire prestige and market leaders customers and strengthen the profit share model that we began developing in 2005. We signed profit share based deals with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction of leading UK newspapers The Sun and The Times. We signed a profit share based deal with Telcogames, a leading mobile games company to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games provider which we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We have also strengthened our relationship with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise to their expansion and expanding the basis for cooperation. We clearly see that the business shift made in 2005 from a license model to profit share model is starting to bear the desired fruits by generating a stable business environment for recurring revenues and consistently increasing profitability. In 2007 we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence. We are starting to see positive results for these efforts in calendar 2008 in a manner that will ensure the continuous growth of the Company.

Revenues

Our revenues grew 41% from $1,442,487 in the nine months ended September 30, 2007 to $2,037,757 in the nine months ended September 30, 2008 and from $2,230,264 in the year ended December 31, 2006 to $2,295,260 in the year ended December 31, 2007. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are currently involved in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the nine months Ended September 30, 2008, approximately 47% of our sales were derived from sales to Thumbplay, 16% to Arvato Mobile and 10% to mBlox. In the year ended December 31, 2007, approximately 46% of our sales were derived from sales to Thumbplay, 14% to Comtrend Corporation and 13% to Supportcomm.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the nine months Ended September 30, 2008, we derived 73% of our revenues from sales in America, 21% from sales in Europe and 6% from sales in the Far East. For the year ended December 31, 2007, we derived 65% of our revenues from sales in America, 17% from sales in Europe and 18% from sales in the Far East. Of these revenues, 98% were derived from sales by the Company, and 2% of our revenues were derived from sales by our subsidiary.

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

Revenue recognition. Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2, "Software Revenue Recognition", and Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". We have primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of- completion method. Revenue is recognized only after all the three stages of deliverables are complete; installation, approval of acceptance tests results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues

License fees and products. Revenues from license fees and products were $99,999 for the three months ended September 30, 2008, and $99,999 for the same period in 2007.

Revenue share. Revenues from revenue share increased 73% to $298,465 for the three months ended September 30, 2008, from $172,088 for the same period in 2007. The increase is primarily due to revenues received from current customers who were not our customers during 2007 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 30% to $344,132 for the three months ended September 30, 2008, from $265,201 for the same period in 2007.

Cost of revenues.

Cost of revenues increased 141% to $171,709 for the three months ended September 30, 2008, from $71,225 for the same period in 2007. The increase was primarily due to higher costs associated with our revenue share income.

Operating expenses.

Research and development. Research and development expenses increased 6% to $185,356 for the three months ended September 30, 2008, from $175,250 for the same period in 2007. This increase was primarily due to a $10,896 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 25% for the three months ended September 30, 2008, from 33% for the same period in 2007.

General and administrative.

General and administrative expenses decreased 12% to $378,432 for the three months ended September 30, 2008, from $428,388 for the same period in 2007. This decrease was primarily due to a $62,357 decrease in bad debts expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 51% for the three months ended September 30, 2008, from 80% for the same period in 2007.

Financing expenses.

Our financing expenses decreased 99% to $131 for the three months ended September 30, 2008, from $17,601 for the same period in 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues

License fees and products. Revenues from license fees and products increased 23% to $367,517 for the nine months ended September 30, 2008, from $299,997 for the same period in 2007. This increase in revenues of $67,520 was derived from a new customer.

Revenue share. Revenues from revenue share increased 67% to $677,112 for the nine months ended September 30, 2008, from $405,539 for the same period in 2007. The increase is primarily due to revenues received from current customers who were not our customers during 2007 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 35% to $993,128 for the nine months ended September 30, 2008, from $736,951 for the same period in 2007.

Cost of revenues.

Cost of revenues increased 227% to $676,100 for the nine months ended September 30, 2008, from $206,467 for the same period in 2007. The increase was primarily due to higher costs associated with our revenue share income.

Operating expenses.

Research and development. Research and development expenses increased 3% to $573,013 for the nine months ended September 30, 2008, from $554,328 for the same period in 2007. This increase was primarily due to a $31,929 increase in payroll and related expenses, partially offset by a $11,656 decrease in depreciation expenses. Research and development expenses, stated as a percentage of revenues, decreased to 28% for the nine months ended September 30, 2008, from 38% for the same period in 2007.

General and administrative.

General and administrative expenses increased 13% to $1,334,036 for the nine months ended September 30, 2008, from $1,181,697 for the same period in 2007. This increase was primarily due to a $212,333 increase in payroll and related expenses and a $35,434 increase in travel expenses, partially offset by a $73,409 decrease in consulting expenses and a $71,433 decrease in bad debts. General and administrative expenses, stated as a percentage of revenues, decreased to 65% for the nine months ended September 30, 2008, from 82% for the same period in 2007.

Financing expenses.

Our financing expenses decreased 86% to $5,088 for the nine months ended September 30, 2008, from $36,886 for the same period in 2007.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $43,491 as of September 30, 2008 and $365,513 as of December 31, 2007. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of September 30, 2008, $315,187 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of November 14, 2008 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the nine months ended September 30, 2008, net cash used in operating activities was $300,958 primarily due to our net loss of $550,480 and a $136,633 decrease in billings in excess of costs on uncompleted contracts, partially offset by a $248,080 in employee vested options expense and a $82,035 decrease in accounts receivable - trade. In the same period in 2007, net cash used in operating activities was $255,058 primarily due to our net loss of $536,891 and a $136,854 decrease in other payables and accrues expenses, partially offset by a $134,489 in employee vested options expense and a $99,206 decrease in prepaid and other assets.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the nine months ended September 30, 2008, net cash used in investing activities was $29,478 consisting of an investment of $21,709 in equipment and a $7,769 increase in short-term investment. In the same period in 2007, net cash used in investing activities was $24,770 consisting of an investment in equipment. For the nine months ended September 30, 2008, net cash provided by financing activities was $8,414 primarily due to a $5,104 increase in advances from shareholders. In the same period in 2007, net cash provided by financing activities was $526,434 primarily due to a $658,826 sale of common shares under equity financing agreement, partially offset by a $129,142 decrease in advances from shareholders.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended.

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

m-Wise, Inc. (Registrant)

Date: November 14, 2008	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: November 14, 2008	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo
Title: Chief Financial Officer and Principal Accounting Officer