Form 10-K
period 2008-12-31
M WISE INC
filed 2009-03-31
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 000-51743

m-Wise, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3536906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sapir Street
Herzeliya Pituach, Israel  46852
(Address of principal executive offices) (Zip Code)

+972-73-2620000
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None.

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.0017 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2008, 139,322,145 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $4,495,354 based on the closing sale price for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 31, 2009, there were 139,322,145 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion in this Annual Report regarding m-Wise, Inc. and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

      When used in this Annual Report on Form 10-K, "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

PART I

ITEM 1.   BUSINESS

BACKGROUND

We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application platform marketed under the brand MOMA platform. A platform, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television) into the mobile networks, and through them to their customers- mobile phone users. The MOMA platform enables cellular operators and wireless application service providers to provide data and multimedia value-added services and content to their customers such as: person to person telephone calls, text messaging, ring tones, sports news and alerts, pictures and TV voting for contest shows, over wireless networks. Our platform is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications across more than 50 European and Asian networks for over 50 various internationally known content and media providers. These include applications such as content delivery services, games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers, through our wholly owned UK subsidiary and its Italian, French and Spanish subsidiaries. In the second half of 2002, we ceased operating and owning hardware infrastructure in order to concentrate on licenses and installed sales of our technology, and the operations of our UK subsidiary and its European subsidiaries were discontinued. Shay Ben-Asulin and Mordechai Broudo were the directors of our wholly owned UK subsidiary. Our UK subsidiary had three wholly owned subsidiaries: (i) m-Wise s.a.r.l. (France), which previously provided sales and customer support in France, and the sole officer and director of which was Mordechai Broudo, our Chief Executive Officer; (ii) m-Wise S.r.l. (Italy), which previously provided sales and customer support in Italy, and the sole officer and director of which was Shay Ben-Asulin, our Chairman and Secretary; and (iii) m-Wise Spain, S.L, which previously provided sales and customer support in Spain, and the sole officer and director of which was Mordechai Broudo. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. The liquidation of our UK subsidiary and its subsidiaries is not likely to affect our revenues in Europe as our European clients contract directly with us, or via a channel partner.

We currently primarily operate through m-Wise Ltd., our wholly owned subsidiary in Israel.  The officers of our Israeli subsidiary are Mordechai Broudo, Chairman, Zach Sivan, Chief Executive Officer, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer, and the directors are Shay Ben-Asulin and Mordechai Broudo.  We currently sell our MOMA Platform directly, through potential channel partners and through regional representatives in Taiwan, Philippines, Colombia, Brazil and the United States.

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

X – Content download – enables subscribers to download digital content such as ringtones, pictures, animations, games and video files to their mobile handsets

X Interactive media, such as quizzes and online gaming, enabled, inter alia, by Java (J2ME) technology;

X Subscriber information, such as stock quotes or sports news;

X "Push" technology, enabling content providers to broadcast advertisements to subscribers;

X Community services such as chat and dating; and

X Entertainment media, including radio stations, music and magazines.

Our technology is referred to as “middleware” or a “Content and Service Delivery Platform,” as it integrates the wireless telecommunications providers with mainstream information technology   industries.  Providers developing middleware technology supply a means of integrating the wireless telecommunications providers, mainstream IT, and content and media provider industries to deliver value added services to wireless subscribers.  The introduction of the wireless value added services industry has put an onus on cellular operators and service providers to use their internal operational infrastructure as an externally facing, strategic service delivery platform. Wireless middleware technology seeks to form a crucial part of this platform, thus facilitating the cellular operators and service providers’ efforts to connect to content partners and then deliver compelling services to their wireless subscriber base, regardless of the device used by the subscribers.

GROWING IMPORTANCE OF MIDDLEWARE AND CONTENT DELIVERY SOLUTIONS

Our MOMA Platform plays the role of content and service delivery platform which provides a centralized approach to middleware. We view the role of our middleware as central to the service offering by reducing the complexity in the supply chain. Wireless operators and wireless application service providers currently negotiate with a large number of industry players to deliver content, including access providers, payment providers, content aggregators and applications developers. We emphasize our business value as reducing service development costs for wireless operators and wireless application service providers by providing a single horizontal platform on which to build and deliver value added services, and on which to manage value added services, content, and billing relationships. We believe that the single middleware solution reduces the time spent negotiating with third parties to implement and run new services, and then manage those agreements.

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

PRODUCTS

We develop, manufacture, market and support a software and hardware-based Content and Service Delivery Platform marketed under the brand MOMA Platform (MOMA is a middleware, i.e. a bundle of hardware and software parts that together provide all the functionalities described herein). The hardware consists of off-the-shelf products, which include an array of servers, network switches, high availability power supply and digital storage devices, that our customers purchase per our specifications or that we may purchase on their behalf, typically for no additional consideration other than the cost of such hardware components. Other customers may use an extension of the MOMA platform that is hosted by us, as an outsourced service for content and service delivery. The main software that runs these hardware components consists of the MOMA proprietary software code which we have developed. In addition, we use standard off-the-shelf software for which we purchase licenses for our use or on behalf of our customers and freeware (such as Linux, JSP, Microsoft SQL, Checkpoint's firewall solutions, Tomcat).

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

     (d)      the platform identifies the type of handset approaching for the ringtone download and adapt to selected ringtone to the given handset prior to the download event by such handset;

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

CUSTOMERS

Our current wireless data customers include prominently global wireless application service providers and wireless operators. For the year ended December 31, 2007, Thumbplay represented 46% of our sales, Comtrend Corporation represented 14% of our sales and Supportcomm represented 13% of our sales. For the year ended December 31, 2008, Thumbplay represented 45% of our sales, Arvato Mobile represented 17% of our sales and Comtrend Corporation represented 9% of our sales.

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

This grant was funded during the years ended December 31, 2003, and 2004, and is reflected in our consolidated financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the year ended December 31, 2007, we expended $642,766 on research and development activities. During the year ended December 31, 2008, we expended $758,693 on research and development activities

INTELLECTUAL PROPERTY

Our intellectual property rights are important to our business. We protect our intellectual property rights by the use of contractual provisions with our customers and partners embodied in our license and partnership agreements, and procedures to maintain the confidentiality of trade secrets. Most of our intellectual property is embodied in software. The functionality of all software can eventually be reverse engineered, given enough time and resources. We rely on common law for protection of our trademarks "MOMA Gateway" and "m-Wise".

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

EMPLOYEES

Together with our subsidiary, we employ a total of 15 employees, including our executive officers. 3 employees are employed by m-Wise and 12 employees are employed by m-Wise Israel, two of whom also provide their services to us (Messrs. Sivan and Lewin). All employment agreements with our executive officers and directors are described below under the caption "Executive Compensation." We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

Since we have determined to pursue an aggressive objective, which will require us to maintain competitive advantages in a range of areas, we intend to maintain a small core of highly skilled technical experts in key areas. This team will be responsible for maintaining the leadership of our technology platform, designing our future technology upgrades and products, and utilizing outsourced development firms on an as-needed basis to implement the necessary codes and assist in dealing with peaks derived from sales and projects.

We anticipate that managing potential growth during 2009-2010 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes. In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our offices are located at 3 Sapir Street, Herzeliya Pituach, Israel 46852, in leased office space of approximately 300 square meters (approximately 3,200 square feet), which we believe is adequate for our current and future operating activities. Our monthly rent is $7,500.

ITEM 3.   LEGAL PROCEEDINGS

We are currently not involved in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of the stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

As of March 31, 2009, there were 24 owners of record of our common stock, which on March 1, 2005, started trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "MWIS".

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
3/31/07	$0.24	$0.05
6/30/07	$0.17	$0.11
9/30/07	$0.14	$0.10
12/31/07	$0.13	$0.09
3/31/08	$0.11	$0.04
6/30/08	$0.06	$0.03
9/30/08	$0.05	$0.02
12/31/08	$0.03	$0.02

On March 30, 2009, the closing bid price of our common stock was $0.03 per share.

There are currently outstanding warrants for the purchase of 21,383,442 shares of common stock and 54,078,197 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of March 31, 2009, 139,322,145 shares of common stock are issued and outstanding.

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

The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information
as of December 31, 2008

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,461,639	$0.043	41,928
Equity compensation plans not approved by security holders	0	$—	0
Total	75,461,639	$0.043	41,928

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002, our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd., and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. Through November 11, 2003, we had invested $3.2 million in the UK subsidiary and its subsidiaries. The operations of those subsidiaries were accounted for as discontinued operations in the financial statements.

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

Also during calendar 2002, we restructured our sales efforts toward establishing distribution channels via original equipment manufacturers (“OEM”s) and partnerships with major IT vendors and system integrators. During this period, we took important steps to move from a direct sales strategy to using channel partners and original equipment manufacturers to distribute our products. We were therefore building partnerships with large original equipment manufacturers and system integrators that already had large sales teams, existing relationships with cellular operators, the visibility and brand value to interest potential new clients, and the requisite financial backing to support the long sales cycle and finance our customers where necessary. In fiscal 2003, we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers, and to be able to meet our customers enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities. We also had to make significant cuts in our expenses to offset the effects of the delay in finalizing agreements with several prospective clients. We believe that we have managed to do so without affecting the quality of our products and the level of customer service we provide. We believe that our current product offering is very attractive to the market both in terms of quality and pricing tag.

During calendar year 2004, we followed the market evolution with respect to the enhanced ability to deliver downloadable content directly to mobile phones and invested significant research and development efforts to comply with such new market trends. We substantially improved the MOMA Platform mobile content management abilities, especially with respect to content adaptation to a growing number and types of mobile handsets, and connectivity between the MOMA platform and content presentation layers such as Internet and WAP interfaces. We also concluded sales agreements with new wireless operators and wireless application service provider clients, and at the same time, improved our product positioning in the market.

During calendar year 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that changed the way potential wireless operators and application service provider customers acquired mobile entertainment platform functionalities. We identified that many potential customers preferred to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model). We invested significant funds and efforts in the infrastructure that was required for this ASP model. Indeed many of the customers that we acquired in 2005 chose to use the hosted license model, and this also had an influence on our cash-flow as the business model of such model was based on monthly payments of on-going license and professional service fees instead of lump-sum license fee that is typical of the customer site installed model. We believe that the hosted model was actually beneficial to the stability of the revenues flow, as although we have to waive relatively large initial fees against platform license, in the long term we are being compensated in steady and growing streams of monthly revenues.

During calendar year 2006, we invested extensive efforts in establishing our customer base and expanding our distribution channels. We implemented a very large project for our Brazilian customer, SupportComm, in which we went through a very significant enhancement of our technology and its capacity. We also expanded the term and scope of our relationship with our US based customer, Thumbplay, and significantly expanded the range of products and services that we provide to this customer who is currently the leading mobile entertainment service provider in the US market. We worked very closely with Comverse Technologies in a technical evaluation process that resulted in being selected by Comverse as their OEM solution for content management and delivery. According to the agreement, Comverse will distribute our technology to its customer base, and this agreement represents a substantial expansion of our sales opportunities.

During calendar year 2007, we were able to acquire prestige and market leader customers, and strengthen the profit share model that we began developing in 2005. We signed profit share based deals with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction of leading UK newspapers, The Sun and The Times. We signed a profit share based deal with Telcogames, a leading mobile games company, to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games provider which we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We also strengthened our relationships with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise to their expansion and expanding the basis for cooperation. We clearly saw that our business shift made in 2005 from a license model to profit share model  started to bear the desired outcome by generating a stable business environment for recurring revenues and consistently increasing profitability. Also during 2007, we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence.

During calendar year 2008, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in 2007, is developing and expanding as we had hoped, and we signed new deals in this territory this year. We have geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in 2009. We also laid the groundwork for two additional significant business deals in the US which we expect to execute early in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and Daivid2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that plan to launch their services in Brazil using our technology. We expect to see significant results of these deals in 2009. We have also been able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and have been able to benefit from the revenue share model that we have established with some of them and see growth in our revenues following their growth in business. Unfortunately we have had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. We have seen the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we have seen a significant improvement in our revenue growth of 23% from last year.

During 2009, we plan to emphasize the resource-saving advantages of our technology, and are planning to target those potential customers who can significantly benefit from outsourcing their technical services to us instead of continuing the research and development in-house. We believe that 2009 will be characterized by serious efforts by many enterprises to save on expenses as a result of the current state of the global economy, and we plan to offer our relative advantages in that respect. Additionally, we intend to deepen our presence in the emerging market of Brazil and expand our business alliances in that region with an objective to expand beyond Brazil and extend our technology offering to large neighboring regions such as Mexico and Argentina. We also plan to expand further into the mobile entertainment market in the USA, especially in the music market, and leverage our existing relationship with Universal Records to gain additional mobile entertainment and infotainment deals. In all cases, we plan to continue our software-as-a-service based business model and use our successes in an effort to generate reoccurring revenues that will provide us with future stability.

We believe that the strength of our technology and position in the market allows some of our potential customers to become more effective with our technology and therefore, despite of the global economy downturn and based on the current sales pipeline we have, we expect 2009 to be another year of growth in revenues where we expect to achieve profitability.

Revenues

We derive revenues from product sales, licensing, revenue share, customer services and technical support. We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues was limited to support fees.) Our  growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004, to $2,168,434 in the year ended December 31, 2005, to $2,230,264 in the year ended December 31, 2006, to $2,295,260 in the year ended December 31, 2007 and to $2,833,626 in the year ended December 31, 2008, Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend Corporation.

In the year ended December 31, 2007, approximately 46% of our sales were derived from sales to Thumbplay, 14% to Comtrend Corporation and 13% to Supportcomm.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the year ended December 31, 2008, we derived 71% of our revenues from sales in America, 19% from sales in Europe and 10% from sales in the Far East. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2007, we derived 65% of our revenues from sales in America, 17% from sales in Europe and 18% from sales in the Far East. Of these revenues, 98% were derived from sales by the Company, and 2% of our revenues were derived from sales by our subsidiary.

Cost of revenues

Cost of revenues represents customer services and technical support cost of revenues, which is comprised of the salaries and related costs for our technical staff that provide those services and support, and related overhead expenses.

Operating expense

Our operation expenses is comprised of research and development expenses and general and administrative expenses.

Research and development. Our research and development expenses consist primarily of salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred, except equipment purchases that are depreciated over the estimated useful lives of the assets.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues

License fees and products. Revenues from license fees and products increased 20% to $481,116 for the year ended December 31, 2008 from $399,996 for the same period in 2007. The increase is primarily due to $67,520 in revenues which was derived from one contract with one new customer during 2008.

Revenue share. Revenues from revenue share increased 13% to $976,771 for the year ended December 31, 2008 from $864,894 for the same period in 2007. The increase primarily consisted of revenues from current customers who were not our customers during 2007 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support increased 34% to $1,375,739 for the year ended December 31, 2008 from $1,030,370 for the same period in 2007. The increase is primarily due to increased orders and corresponding demand for customer services during 2008.

Cost of revenues

License fees and products. Cost of license fees and products increased 22% to $73,104 for the year ended December 31, 2008 from $59,999 for the year ended December 31, 2007. This increase was primarily due to higher revenues from license fees and products during 2008.

Customer services and technical support. Cost of customer services and technical support increased 85% to $1,032,996 for the year ended December 31, 2008 from $558,527 for the year ended December 31, 2007. This increase was in line with our increased revenues from customer services and technical support, following increased orders and corresponding demand for customer service during 2008.

Operating expenses

Research and development. Research and development expenses increased 18% to $758,693 for the year ended December 31, 2008 from $642,766 for the year ended December 31, 2007. This increase was primarily due to a $68,680 increase in employee options vested and a $55,021 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, decreased to 27% for the year ended December 31, 2008, from 28% year ended December 31, 2007.

General and administrative. General and administrative expenses increased 17% to $1,940,732 for the year ended December 31, 2008 from $1,656,740 for the year ended December 31, 2007. This increase was primarily due to a $332,498 increase in employee options vested, partially offset by a $118,983 decrease in bad debts expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 69% for the year ended December 31, 2008, from 72% for the year ended December 31, 2007.

Financing income and expenses

Financing expenses. Our financing expenses increased 18% to $63,823 for the year ended December 31, 2008 from $54,296 for the same period in 2007. This increase was primarily due to a $62,000 expense incurred due to warrants issued to a stockholder as compensation for non-interest bearing credit line facility.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $169,206 as of December 31, 2008 and $365,513 as of December 31, 2007. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See “Item 13 - Certain Relationships and Related Transactions, and Director Independence “) and as of March 31, 2009 we have no lines of credit agreements with banks. We have a $500,000 credit line agreement with Miretzky Holdings Limited. As of December 31, 2008, $305,876 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund, and for the year ended December 31, 2008 we have drawn $828,675 under the Equity Line. The Equity Line is not interest bearing

We will need approximately $1.8 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $130,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities. For the year ended December 31, 2008 we used $161,641 of cash in operating activities primarily due to our net loss of $1,035,722 and a $132,953 decrease in billings in excess of costs on uncompleted contracts, partially offset by $583,477 employee options vested and a $157,815 increase in other payables and accrued expenses. For the year ended December 31, 2007, we used $309,829 of cash in operating activities primarily due to our net loss of $724,675 and a $191,871 increase in accounts receivable, partially offset by $181,622 employee options vested, a $136,633 increase in billings in excess of costs on uncompleted contracts and a $101,937 decrease in prepaid and sundry assets.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment.

For the year ended December 31, 2008, net cash used in investing activities was $33,769 primarily consisting of an investment in equipment. For the year ended December 31, 2007, net cash used in investing activities was $25,557 consisting of an investment in equipment.

For the year ended December 31, 2008, net cash used in financing activities was $897 primarily due to a $4,207 decrease in advances from shareholders, partially offset by a $3,310 sale of common shares under equity financing agreement.

For the year ended December 31, 2007, net cash provided by financing activities was $695,827 primarily due to a $825,365 sale of common shares under equity financing agreement, partially offset by a  $126,288 decrease in advances from shareholders.

Going Concern

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

Corporate Tax Rate

Our net operating loss carry-forwards in the United States for tax purposes amount approximately $12.1 million as of December 31, 2008.

Impact of Inflation and Currency Fluctuation

Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2008, 47% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the United States Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

M-WISE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
m-Wise, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of m-Wise, Inc. and Subsidiary (the "Company") as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SF PARTNERSHIP, LLP"

Toronto, Canada	CHARTERED ACCOUNTANTS

March 12, 2009

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of m-Wise, Inc.:

We have audited the accompanying consolidated balance sheet of m-Wise, Inc. and subsidiary (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of m-Wise, Inc. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 8, 2008.

M-WISE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007

ASSETS

Current
Cash	$169,206	$365,513
Short-term investment	7,769	-
Accounts receivable - trade (net of allowance for doubtful accounts of $337,940; 2007 - $291,915)	606,610	710,782
Prepaid and other current assets	35,591	21,238

Total Current Assets	819,176	1,097,533

Long-term Prepaid Expenses	13,523	19,758
Plant and Equipment, net (note 3)	62,927	79,601

Total Long-term Assets	76,450	99,359

Total Assets	$895,626	$1,196,892

LIABILITIES

Current
Accounts payable - trade	$27,144	$36,845
Other payables and accrued expenses (note 4)	1,177,780	1,019,965
Advances from stockholder (note 5)	305,876	310,083
Billings in excess of costs on uncompleted contracts	3,680	136,633

Total Current Liabilities	1,514,480	1,503,526
Accrued Severance Pay (note 6)	114,631	39,916

Total Liabilities	1,629,111	1,543,442

Commitments and Contingencies (note 12)

STOCKHOLDERS' DEFICIT

Capital Stock (note 7)	236,848	236,610
Additional Paid-in Capital	11,626,126	10,977,577
Accumulated Deficit	(12,596,459)	(11,560,737)

Total Stockholders' Deficit	(733,485)	(346,550)

Total Liabilities and Stockholders' Deficit	$895,626	$1,196,892

M-WISE, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales
Customer services and technical support	$1,375,739	$1,030,370
Revenue share	976,771	864,894
Product sales and license	481,116	399,996
	2,833,626	2,295,260

Cost of Sales	1,106,100	618,526

Gross Profit	1,727,526	1,676,734

Expenses
General and administrative	1,940,732	1,656,740
Research and development	758,693	642,766

Total Expenses	2,699,425	2,299,506

Loss from Operations	(971,899)	(622,772)

Other Expenses
Interest and other	(63,823)	(54,296)

Loss before Income Taxes	(1,035,722)	(677,068)

Provision for Income Taxes (note 8)	-	(47,607)

Net Loss and Comprehensive Loss	$(1,035,722)	$(724,675)

(Loss) Per Share - Basic and Diluted (note 7)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	139,265,378	137,055,668

M-WISE, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Number of		Addtional		Total
	Common	Capital	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Deficit

Balance, January 1, 2007	128,902,659	$219,135	$9,981,686	$(10,836,062)	(635,241)

Share issuance pursuant to Equity Financing Agreement	6,515,483	11,076	814,269	-	825,345

Exercise of stock options (note 7)	3,264,003	5,549	-	-	5,549

Exercise of warrants	500,000	850	-	-	850

Options vested for employee services (note 7)	-	-	181,622	-	181,622

Net loss	-	-	-	(724,675)	(724,675)

Balance, December 31, 2007	139,182,145	$236,610	$10,977,577	$(11,560,737)	$(346,550)

Balance, January 1, 2008	139,182,145	$236,610	$10,977,577	$(11,560,737)	$(346,550)

Share issuance pursuant to Equity Financing Agreement	140,000	238	3,072	-	3,310

Issuance of warrants (note 7)	-	-	62,000	-	62,000

Options vested for employee services (note 7)	-	-	583,477	-	583,477

Net loss	-	-	-	(1,035,722)	(1,035,722)

Balance, December 31, 2008	139,322,145	$236,848	$11,626,126	$(12,596,459)	$(733,485)

M-WISE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net loss	$(1,035,722)	$(724,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,664	57,061
Deferred financing fees	-	12,628
Expense paid by cashless exercise of stock options and warrants	-	6,379
Employee options vested	583,477	181,622
Issuance of warrants	62,000	-

	(347,581)	(466,985)
Net changes in assets and liabilities:
Accounts receivable – trade	104,172	(191,871)
Prepaid and other current assets	(14,353)	101,937
Accounts payable – trade	(9,691)	12,856
Other payables and accrued expenses	157,815	94,443
Billings in excess of costs on uncompleted contracts	(132,953)	136,633
Long term prepaid expenses	6,235	(893)
Accrued severance pay	74,715	4,041

Net Cash Used in Operating Activities	(161,641)	(309,829)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(26,000)	(25,557)
Acquisition of short-term investment	(7,769)	-

Net Cash Used in Investing Activities	(33,769)	(25,557)

Cash Flows from Financing Activities
Payments to stockholder	(4,207)	(126,288)
Sale of common shares under Equity Financing agreement	3,310	825,365
Bank indebtedness	-	(3,250)

Net Cash (Used in) Provided by Financing Activities	(897)	695,827

Net (Decrease) Increase in Cash	(196,307)	360,441
Cash - Beginning of Year	365,513	5,072

Cash - End of Year	$169,206	$365,513

Interest and Income Taxes Paid
During period, the Company had cash flows arising from income taxes and interests paid as follows:

Interest	$475	$517

Income taxes	$-	$47,607

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, and has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2008, and 2007, the Company experienced net losses of $1,035,722 (2007 - $724,675), and working capital deficit of $695,304 (2007 - $405,993).

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

The consolidated financial statements include the operations of m-Wise, Inc. and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated on consolidation.

c)	Short-term Investment

Short-term investment is carried at quoted market value and consists of a term deposit.

d)	Plant and Equipment, net

Plant and equipment is stated at cost.  Depreciation is based on the estimated useful lives of the related assets and is provided using the undernoted annual rates and methods:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	2 to 5 years	Straight line

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

e)	Revenue Recognition

The Company generates revenues from product sales, licensing, customer services, technical support and revenue share.

Revenue from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".  The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts are expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method.  Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.  Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer and when the product is successfully put into real-life application.  Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application.  The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance.  Amounts received for work performed in each stage are not refundable.

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

Revenue share is recognized as earned based on a certain percentage of the Company's clients' revenues from selling services to end users. Usage is determined by receiving confirmation from the clients.

The Company does not sell products with multiple deliverables.  It is management's opinion that EITF 00-21, "Revenue Arrangements With Multiple Deliverables" is not applicable.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance- Sheet Risk and Financial Instruments with Concentration of Credit Risk" ("SFAS No. 105"), requires disclosure of any significant off-balance-sheet risk and credit risk concentration.  The Company does not have significant off-balance-sheet risk or credit concentration.  The Company maintains cash and cash equivalents with major Israeli financial institutions.

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2008 and 2007, the carrying amounts of the Company's financial instruments approximate their fair values due to the short-term maturities of these instruments.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

j)	Loss per Common Share

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

k)	Impact of Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

k)	Impact of Recently Issued Accounting Standards (cont'd)

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133-1 and FIN 45-4”).  FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company’s consolidated financial statements.

In December 2008, FASB issued FSP SFAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP SFAS 132 (R)-1”). FSP SFAS 132 (R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. FSP SFAS 132 (R)-1is effective for fiscal years ending after December 15, 2009.  The adoption of FSP SFAS 132 (R)-1 will have no impact on the Company’s consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Plant and Equipment

Plant and equipment is comprised of the following:

		2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$69,940	$37,405	$63,832	$38,311
Computer equipment	140,751	110,701	342,755	289,841
Leasehold improvements	2,592	2,250	2,592	1,426

	$213,283	$150,356	$409,179	$329,578

Net carrying amount		$62,927		$79,601

Depreciation expenses of $39,086 (2007 - $53,163) and $3,578 (2007 - $3,898) have been included in research and development, and general and administrative expenses, respectively.

4.	Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following as of December 31, 2008 and 2007:

	2008	2007

Employee payroll accruals	$627,041	$538,349
Accrued payroll taxes	28,611	32,820
Accrued expenses	522,128	448,796

	$1,177,780	$1,019,965

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

5.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 7.  As of December 31, 2008 and 2007, the line of credit had an outstanding balance of $305,876 and $310,083, respectively.

6.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at December 31, 2008 and 2007, the amount of the liabilities accrued were $272,653 and $169,335, respectively. Severance pay expenses for the years ended December 31, 2008, and 2007 were $105,951 and $71,752 respectively.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of December 31, 2008, and 2007, were $158,022 and $129,419, respectively.  Income earned from the deposit funds for 2008, and 2007, was immaterial.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Capital Stock

Authorized:
210,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
	Series "A":	convertible, voting, par value of $0.0017 per share
	Series "B":	10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
	Series "C":	10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

		2008	2007
Issued:
139,322,145	Common stock (2007 - 139,182,145)	$236,848	$236,610

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) "Share-Based Payments" ("SFAS No. 123(R)"), and SFAS No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure - an amendment of FASB Statements No. 123" ("SFAS No. 148"). The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2008		2007
	Israel	International	Israel	International
Interest rate	1.2%	1.2%	4.5%	4.5%
Expected volatility	138%	138%	80%	80%
Expected life in years	3	5	4	6

Warrants:

In April 2000, 56,180 warrants, equivalent to 337,080 shares after the Company's six-for-one forward stock split, were issued to one of the stockholders with his preferred Class "A" shares for a total investment of $750,000. The warrants will expire in the event of an initial public offering of the Company's securities. The warrants have an exercise price for preferred Class "A" shares of the Company at $4.45 per share, equivalent to $0.74 after the six-for-one forward stock split.  No value has been assigned to the warrants and the total investment net of par value of preferred Class "A" shares has been presented as additional paid-in capital.  The warrants for preferred Class "A" shares were converted into warrants for common shares on a one-to-one basis in 2003.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at December 31, 2008 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek"), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19.  As of December 31, 2008, the warrants have not been converted into common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd.  The value assigned to the warrants was $218,114. As of December 31, 2008, the warrants have not been converted into common stock.

On December 29, 2008, the Company issued warrants to a stockholder as compensation for non-interest bearing credit line facility provided from March 2004 to December 31, 2008, which was valued at $62,000. The stockholder can purchase up to 4,000,000 common shares of the Company at an exercise price of $0.04. The warrants will expire in 2012.

Capital Stock:

On April 28, 2006, the Company issued 2,818,182 shares of common stock to its external consultant in exchange for consulting services. It was agreed upon by the parties that the fair value of such services was $310,000. As of December 31, 2006, $206,667 was charged to consulting expense and $103,333 has been deferred and amortized over the term of the contract.  The balance of $103,333 was amortized and charged to consulting expense in 2007.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Capital Stock (cont'd)

Capital Stock (cont'd):

On March 6, 2007, the Company exercised its right pursuant to the February 6, 2006 equity financing agreement with Dutchess Private Equity Fund ("DPEF"). The agreement entitled the Company to sell up to 20,000,000 of the Company's common shares (to maximum of $10,000,000) over the course of 36 months.  The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $300,000 or 2) 200% of the average daily volume ("ADV") multiplied by the average of the three daily closing prices immediately preceding the Put date.  The ADV shall be computed using the 10 trading days prior to the Put Date.  The Purchase Price for the common stock identified in the Put Notice shall be set at 93% of the lowest closing bid price of the common stock during the Pricing Period.  The Pricing Period is equal to the period beginning on the Put Notice date and ending on and including the date that is five trading days after such Put Date.  There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, the Company shall not be entitled to deliver another Put Notice.

In connection with the equity financing agreement, the Company has issued a preliminary prospectus whereby the DPEF and a current significant stockholder can sell up to 30,000,000 common shares at market value. During the year ended December 31, 2007, 6,515,483 common shares were issued under the agreement for $825,365.

During the year ended December 31, 2008, 140,000 common shares were issued under the DPEF equity financing agreement for $3,310.

Stock Options:

In February 2001, the Board of Directors of the Company adopted two option plans to allow employees and consultants to purchase ordinary shares.

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017.  As of December 31, 2008, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under the Israel 2003 Stock Option Plan and 15,750,000 options granted under the 2003 International Share Option Plan was amended to $0.03. As of December 31, 2008, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

On January 16, 2007, 1,250,000 stock options at an exercise price of $0.08 and 280,000 stock options at an exercise price of $0.05 were granted, all under the Israel 2003 Share Option Plan.

In  February, 2007, 872,864 stock options under the Israel 2001 Share Option Plan were exercised.

In March 2007, 1,586,782 stock options under the Israel 2003 Stock Option Plan and 400,000 stock options under the Israel 2001 Share Option Plan were exercised.

On June 22 2007, 132,914 stock options under the Israel 2003 Stock Option Plan and 168,213 stock options under the Israel 2001 Share Option Plan were exercised.

On June 29, 2007, 180,000 stock options at an exercise price of $0.13 were granted under the Israel 2003 Stock Option Plan.

On July 1, 2007, 103,230 stock options under the Israel 2003 Stock Option Plan were exercised.

On September 14, 2007, 500,000 stock options at an exercise price of $0.11 were granted under the International 2003 Share Option Plan.

On December 14, 2007, 5,500,000 stock options at an exercise price of $0.09 were granted under the Israel 2003 Stock Option Plan.

On December 16, 2007, 400,000 stock options at an exercise price of $0.09 were granted under the Israel 2003 Stock Option Plan.

On December 14, 2007, 5,250,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

On January 4, 2008, 500,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Capital Stock (cont'd)

Stock Options (cont'd):

On June 16, 2008, the Company lowered the exercise price of 17,080,000 options in its Israel 2003 Stock Option Plan and 15,750,000 options in the International 2003 Share Option Plan to $0.03, resulting in additional compensation costs of $41,059 in accordance with SFAS 123(R), Paragraph A150. $35,229 and $5,830 have been included in general and administrative and research and development expenses, respectively.

The options vest gradually over a period of four years from the date of grant for the Israel Plan and ten years (no less than 20% per year for five years for options granted to employees) for the International Plan. The term of each option shall not be more than eight years from the date of grant in Israel and ten years from the date of grant in the International Plan.  The outstanding options that have vested have been expensed in the consolidated statements of operations as follows:

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477

$1,315,245

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Capital Stock (cont'd)

The following table summarizes the activity of common stock options during 2008 and 2007:

	2008		2007
	Israel	International	Israel	International

Outstanding, beginning of year	18,209,767	16,776,797	14,233,508	11,026,797
Granted	8,500,000	11,900,000	7,610,000	5,750,000
Exercised	-	-	(3,264,003)	-
Forfeited	(808,367)	(500,000)	(369,738)	-

Outstanding, end of year	25,901,400	28,176,797	18,209,767	16,776,797

Weighted average fair value of options granted during the year	$0.0160	$0.0172	$0.0575	$0.0595

Weighted average exercise price of common stock options, beginning of year	$0.0493	$0.0792	$0.0217	$0.0727

Weighted average exercise price of common stock options granted in the year	$0.0318	$0.0414	$0.0878	$0.0917

Weighted average exercise price of common stock options, end of year	$0.0315	$0.0356	$0.0493	$0.0792

Weighted average remaining contractual life of common stock options	3 years	5 years	4 years	6 years

The stock options have not been included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

8.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No.109"). This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Management determined that the values of its assets and liabilities recorded for financial reporting purposes are not materially different from their values for income tax purposes and therefore, no deferred tax assets/liabilities have been recorded in the accompanying financial statements to account for the temporary differences.

The Company has deferred income tax assets as follows:

	2008	2007
Deferred income tax assets
Loss carryforwards	$3,049,000	$2,782,000
Less: Valuation allowance	(3,049,000)	(2,782,000)

Total net deferred tax assets	$-	$-

For the years ended December 2008 and 2007, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of December 31, 2008, the Company had approximately $12,073,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$909,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000

$12,073,000

The Company had approximately $112,000 in tax losses in its Israeli subsidiary during the year ended December 31, 2008 which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

9.	Related Party Transactions

During the year ended December 31, 2008, the Company incurred directors' consulting fees and salaries in the amount of $139,992 (2007 - $147,000). As of December 31, 2008, $570,392 (2007 - $486,098) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

10.	Significant Customers

In 2008, the Company had two major customers which primarily accounted for 45% and 17% of total revenues. In 2007, the Company had four major customers which accounted for 46%,14%,13% and 11% of total revenues.

11.	Segmented Information

		Israel	USA	Total

Gross revenue	2008	$31,784	$2,801,842	$2,833,626
	2007	49,569	2,245,691	2,295,260
Net loss	2008	(112,357)	(923,365)	(1,035,722)
	2007	(22,590)	(702,085)	(724,675)
Total assets	2008	134,107	761,519	895,626
	2007	129,816	1,067,076	1,196,892

In 2008, the Company derived 10% (2007 - 18%) of its revenues from sales to the Far East, 19% from sales to Europe (2007 - 17%) and 71% (2007 - 65%) from sales to America.

12.	Commitments and Contingences

The Company is committed under an operating lease for its premises expiring June 30, 2010. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2009	$70,800
2010	35,400

$106,200

In addition, the Company is committed under operating vehicle leases as follows:

2009	$69,870
2010	31,980
2011	1,460

$103,310

Rent expense paid in 2008 and 2007 was $66,350 and $55,998, respectively.

13.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

14.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 -	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash and short term investment (level 1), accounts receivable, accounts payable-trade, other payables and accrued expenses and advances from stockholder (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

15.	Comparative Information

Certain figures for the year ended December 31, 2007 have been reclassified to conform with the current year's financial statement presentation.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2009, we terminated our engagement with Davis Accounting Group P.C. as our registered independent auditors.  On February 23, 2009, we retained SF Partnership LLP, Chartered Accountants, to serve as our registered independent auditors.  SF Partnership LLP, Chartered Accountants have provided an audit report on our consolidated financial statements as of December 31, 2008 included in this Annual Report. .

We decided to terminate our engagement with Davis Accounting Group P.C.  as part of the efforts to reduce operating expenses of our Company. This decision was accepted and ratified by our Board of Directors as of February 23, 2009.

The reports of Davis Accounting Group P.C. on our consolidated financial statements for the years ended December 31, 2006, and 2007, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except as to uncertainty regarding our ability to continue as a going concern.  In addition, from the date of Davis Accounting Group P.C.’s engagement, through the date of the termination of the engagement, we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing cope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in their report.  In addition, during that time period, no “reportable events” occurred, as described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A[T].   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The members of our Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers. All officers dedicate their full business time to our operations.

NAME	AGE	POSITION
Mordechai Broudo	50	Chairman of the Board & Secretary
Shay Ben-Asulin	40	Director
Zach Sivan	38	Chief Executive Officer
Gabriel Kabazo	36	Chief Financial Officer
Asaf Lewin	43	Chief Technology Officer

MR. MORDECHAI BROUDO is one of our co-founders and has been a director since our inception. Mr. Broudo has been acting as our Secretary and Chairman of the Board of Directors  since February 2007 and served as our Chief Executive Officer from June 2001 to February 2007. Before founding m-Wise, Mr. Broudo was the Chief Technology Officer of Need2Buy.com, Inc., now known as River One Inc., which was funded by Mitsubishi and several leading venture capital firms, from November 1999 to March 2000. River One provides management software and services for manufacturers to control processes between customers and suppliers. From January 1997 to April 1998, Mr. Broudo served as the Managing Director of the New York office of Mercado DTL, a provider of advanced intelligent data management systems. Mr. Broudo received a Bachelors Degree in Computer Science from Queens College, New York, in 1991.

MR. SHAY BEN-ASULIN is one of our co-founders and has been a director since our inception. Mr. Ben-Asulin also served as our Secretary and Chairman of the Board of Directors from June 2001 until February 2007, focusing mainly on our European operations, corporate strategy and funding and product planning. Before founding m-Wise, Mr. Ben-Asulin served as the Business Development and Wireless Content Manager, from April 1999 to March 2000, of PassCall Advanced Technologies Ltd., an Israeli start-up company based in New York, focused on web-based content and applications to wireless phones. In this position, Mr. Ben-Asulin acquired extensive knowledge and expertise of the wireless communications market, and developed sales and business development channels with US cellular operators, system integrators and media companies. From January 1998 to September 1999, Mr. Ben-Asulin served as the Chief Executive Officer of Mishin Investments Ltd., a privately-owned company that promoted multinational projects and investments in the Middle East region through business alliances in Israel and countries such as Jordan, Oman, Qatar and Egypt.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we are to receive copies of all Section 16(a) forms that these Reporting Persons file.  Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2008, the following transaction were reported late or not reported:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gabi Kabazo	-	-	1
Mordechai Broudo	-	-	1
Shay Ben Asulin	-	-	1
Zach Sivan	-	-	1

CODE OF ETHICS

In April 2005, we adopted a code of ethics for our principal executive officer and senior financial officer. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our Company. The code of ethics was filed with the SEC on April 14, 2005 as Exhibit 14 to our Annual report on Form 10-KSB.

ITEM 11.                     EXECUTIVE COMPENSATION

The following table sets forth the cash and all other compensation paid to our executive officers and directors during 2006, 2007 and 2008, including compensation from our subsidiary. The remuneration described in the table includes our cost of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table for 2006, 2007 and 2008

Name and principal position	Year	Salary $ (1)	Bonus $	Stock Awards $	Option Awards $ (2)	Non-equity Incentive-Plan Compensation $	All Other Compensation $	Total $
Zach Sivan	2008	117,915	—	—	71,500	—	—	189,415
CEO	2007	77,685	—	—	148,900	—	—	226,585
	2006	39,896	—	—	73,575	—	—	113,471

Gabi Kabazo	2008	108,000	—	—	50,050	—	—	158,050
CFO	2007	81,000	—	—	101,150	—	—	182,150
	2006	50,192	—	-	141,902	—	—	192,094

Mordechai Broudo	2008	109,992	—	—	100,100	—	—	210,092
Chairman	2007	109,992	—	—	202,300	—	—	312,292
	2006	109,992	—	—	272,000	—	—	381,992

(1) The amounts shown for Mr. Broudo include $109,992 accrued but not paid for each of 2006, 2007 and 2008 for his services as Chairman..He did not receive any additional compensation for his other duties as a director.
(2) The amounts shown represent the grant date fair market value of the options issued and based on the Black Scholes Option Pricing Model as described in Note 7 of the financial statements.

Director Compensation

The following table sets forth information regarding the compensation paid to Shay Ben Asulin, our sole non-employee director, who served as our director during the 2008 fiscal year. Compensation to Mordechai Broudo for his services as a director is included in the Summary Compensation Table:

Fees
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Shay Ben Asulin	30,000	—	7,150	—	—	—	37,150

(1)	The amount shown represents the grant data fair market value of the options issued and based on the Black Scholes Option Pricing Model as described in Note 7 of the financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards
Name		Number of	Number of	Equity Incentive	Option	Option
		Securities	Securities	Plan Awards:	Exercise	Expiration
		Underlying	Underlying	Number of	Price	Date
		Unexercised	Unexercised	Securities	($)
		Options	Options	Underlying
		(#)	(#)	Unexercised
		(Exercisable)	(Unexercisable)	Unearned
				Options (#)

Zach Sivan		5,000,000	-	-	0.04	12/29/2012
CEO	(1)	437,500	1,312,500	—	0.03	12/14/2015
	(2)	1,406,250	1,093,750	—	0.03	8/14/2014
	(3)	546,875	703,125	—	0.03	1/16/2015

Gabi Kabazo		3,500,000	-	-	0.04	12/29/2012
CFO	(4)	437,500	1,312,500	—	0.03	12/14/2015
	(5)	1,271,250	988,750	—	0.03	8/14/2014
	(6)	1,250,000	1,250,000	—	0.03	11/27/2014

Mordechai Broudo		7,000,000	-	-	0.04	12/29/2012
Chairman	(7)	5,000,000	5,000,000	—	0.03	11/27/2014
	(8)	875,000	2,625,000	—	0.03	12/14/2015

Shay Ben Asulin	(9)	437,500	1,312,500	—	0.03	12/14/2015
Director		500,000	-	—	0.04	12/29/2012

(1)	Out of the 1,312,500 unexercisable stock options, 437,500 will vest on December 14, 2009, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.
(2)	Out of the 1,093,750 unexercisable stock options, 468,750 will vest on August 14, 2009 and 625,000 will vest on August 14, 2010.
(3)	Out of the 703,125 unexercisable stock options, 390,625 will vest on January 16, 2010 and 312,500 will vest on January 16, 2011.
(4)	Out of the 1,312,500 unexercisable stock options, 437,500 will vest on December 14, 2009, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.
(5)	Out of the 988,750 unexercisable stock options, 423,750 will vest on August 14, 2009 and 565,000 will vest on August 14, 2010.
(6)	Out of the 1,250,000 unexercisable stock options, 625,000 will vest on November 27, 2009 and 625,000 will vest on November 27, 2010.
(7)	Out of the 5,000,000 unexercisable stock options, 2,500,000 will vest on November 27, 2009 and 2,500,000 will vest on November 27, 2010.
(8)	Out of the 2,625,000 unexercisable stock options, 875,000 will vest on December 14, 2009, 875,000 will vest on December 14, 2010 and 875,000 will vest on December 14, 2011.
(9)	Out of the 1,312,500 unexercisable stock options, 437,500 will vest on December 14, 2009, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.

Stock Awards
Name	Number	Market	Equity Incentive	Equity Incentive
	of Shares	Value of Shares	Plan Awards:	Plan Awards:
	or	or Units of	Number of Unearned	Market or Payout
	Units	Stock	Shares, Units or Other	Value of Unearned
	of Stock	That	Rights	Shares, Units or
	That	Have	That Have Not Vested	Other Rights That Have
	Have	Not	(#)($)	Not Vested
	Not	Vested ($)
Vested (#)

Zach Sivan	—	—	—	—
CEO

Gabi Kabazo	—	—	—	—
CFO

Mordechai Broudo	—	—	—	—
Chairman

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2008, options to purchase our shares of common stock were issued to the following officers, directors as well as to certain employees of m-Wise (and its subsidiaries), in the amounts listed next to their names pursuant to the Israel Stock Option Plan (2003) and the International Share Option Plan (2003):

International Share Option Plan (2003):

Mati Broudo – 7,000,000 options

Gabriel Kabazo – 3,500,000 options

Shay Ben-Asulin – 500,000 options

Israel Stock Option Plan (2003):

Zach Sivan – 5,000,000 options

Additionally, an aggregate of 900,000 options were issued pursuant to the International Share Option Plan (2003) and 3,500,000 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

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

No options were granted in 2004, 2005 or in 2006.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 139,322,145 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS	SHARES OWNED	PERCENTAGE

Shay Ben-Asulin(1)	16,712,394	11.9%
Mordechai Broudo(2)	34,084,580	22.2
Miretzky Holdings Ltd.(3)	32,423,392	22.6
Gabriel Kabazo (4)	10,556,678	7.2
Asaf Lewin(5)	5,055,017	3.6
Inter-content Development
for the Internet Ltd. (6)	8,513,841	6.1
DEP Technology Holdings Ltd.(7)	8,799,407	6.1
Zach Sivan(8)	12,827,514	8.7

All officers and directors as a
group (5 persons) (1)(2)(4)(5)(8)	79,236,183	53.6%

(1) Includes an aggregate of 2,250,000 options to purchase shares of common stock, granted to Shay Ben-Asulin.  Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen -David Cohen,  Law Offices,  14 Abba Hillel  Silver Rd. Ramat-Gan, Israel 52506.

(2) Includes an aggregate of 20,500,000 options to purchase  shares of common stock, granted to Mordechai Broudo.  Mordechai Broudo is the beneficial owner of Proton Marketing  Associates,  LLC, which owns part of these shares. The address of Proton  Marketing  Associates,  LLC is c/o  Doron  Cohen - David  Cohen,  Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 10,010,000  options to purchase  shares of common stock, granted to Gabriel Kabazo. The address of Gabriel Kabazo is c/o m-Wise.

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

(8) Includes an aggregate  of  10,500,000  options to purchase  shares of common stock, granted to Zach Sivan. The address of Zach Sivan is c/o m-Wise.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND LOAN GREEMENT.

We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with our Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 to our Israeli subsidiary were $1,522,000, $1,760,000, $665,000, $683,964, $1,161,113, 1,085,824, $1,528,781 and $1,689,278, respectively.

Promissory Note dated July 10, 2002 (canceling and replacing certain Promissory Notes dated March 13, 2002) with each of Syntek Capital AG and DEP Technology Holdings Ltd. (“DEP”). During 2002, Syntek Capital and DEP, then the only holders of shares of our Series B preferred stock (which has subsequently been converted into shares of our common stock) and represented on our Board of Directors, extended to us a loan in the aggregate amount of $1,800,000. Pursuant to the Promissory Notes, we are required to repay the loan amount, together with accrued interest from the date of the Promissory Notes and until the date of repayment, during the period of January 1, 2003 through December 31, 2007. The interest rate is determined according to the per annum LIBOR rate offered by Citibank North America as of the date of the Promissory Notes, and thereafter such LIBOR rate offered on each anniversary of the date of the Promissory Notes, to apply for the following 12 month period. The repayment of the loan amount, together with the accrued interest thereon, is to be made exclusively from our annual revenues generated during the repayment period, as recorded in our audited annual financial statements in such way that each of the Syntek Capital and DEP Technology Holdings shall be entitled to receive 2.5% of the revenues on account of the repayment of the loan amount until the earlier to occur of: (i) each of Syntek Capital and DEP Technology Holdings has been repaid the entire loan amounts; or (ii) any event in which the loan amount becomes due and payable, as described below. Actual payments are on a quarterly basis, within 45 days following the last day of the quarter, based upon the quarterly financial reports. The entire unpaid portion of the loan amount shall be automatically and immediately due and payable upon the earlier to occur of (i) December 31, 2007; (ii) the closing of an exit transaction; or (iii) an event of default. An "exit transaction" includes, INTER ALIA: (a) the acquisition of m-Wise by means of merger, acquisition or other form of corporate reorganization in which our stockholders prior to such transaction hold less than 50% of the share capital of the surviving entity, (b) sale of all or substantially all of our assets or any other transaction resulting in our assets being converted into securities of any other entity, (c) the acquisition of all or substantially all of our issued shares, (d) the sale or exclusive license of our intellectual property other than in the ordinary course of business; or (e) a public offering of our securities. An "event of default" includes, INTER ALIA: (a) our breach of any of our material obligations under the Promissory Notes (including any default on any payment due under the Promissory Notes) which has not been remedied within 20 days of written notice by Syntek Capital and DEP Technology Holdings (b) the suspension of the transaction of our usual business or our insolvency, (c) the commencement by us of any voluntary proceedings under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of a jurisdiction, or if we shall be adjudicated insolvent or bankrupt by a decree of a court of competent jurisdiction; if we shall petition or apply for, acquiesce in, or consent to, the appointment of any receiver or trustee of us or for all or any part of our property or if we apply for an arrangement with our creditors or participants; or if we shall make an assignment of our intellectual property for the benefit of our creditors (other than in the ordinary course of business), or if we shall admit in writing our inability to pay our debts as they mature or if any of our intellectual property is purchased by or assigned to any one of our founders (and/or affiliates thereof) under liquidation proceedings without the prior written consent of Syntek Capital and DEP Technology Holdings, (d) or if there shall be commenced against us any proceedings related to us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, and any such proceedings shall remain undismissed for a period of thirty (30) days, or if by any act we indicate our consent to, approval of or acquiescence in, any such proceeding; or if a receiver or trustee shall be appointed for us or for all or a substantial part of our property, and any such receivership or trusteeship shall remain undischarged for a period of thirty (30) days; or (e if there shall have been a material deterioration of our business, financial condition or operations. Under the Promissory Notes, we undertook that until the repayment of the loan amount: (i) we shall not create or suffer to create a pledge, charge or other encumbrance over any or all of our assets except for such pledge, charge or encumbrance in favor of a bank under the terms of a loan or line of credit granted by a bank to us, provided that we gave prior notice to Syntek Capital and DEP Technology Holdings with respect such pledge, charge or encumbrance at least ten (10) days prior to its creation; (ii) we shall not engage or permit any of our subsidiaries to engage in any business other than the business engaged in by us at the date of the Promissory Notes and any business substantially similar or related thereto (or incidental thereto); (iii) we shall not declare or pay a dividend or make any distribution or payment on account of our shares, except for the purpose of purchasing common stock of m-Wise held by Ogen LLC as applicable under a certain undertaking of the principals of Ogen LLC towards m-Wise; (iv) we shall deliver to Syntek Capital and DEP Technology Holdings audited financial statements within 90 days of the end of our fiscal year, accompanied by the report of a firm of independent certified public accountants of recognized standing and unaudited quarterly financial statements signed by our Chief Financial Officer within 30 (thirty) days of the end of each quarter and we shall also deliver to Syntek Capital and DEP Technology Holdings any information which we make generally available to our stockholders or which Syntek Capital and DEP Technology Holdings may otherwise reasonably require. As of December 31, 2005, we had to pay $199,000 of the loan amount, based on 5.0% of our revenues subsequent to January 1, 2003. As of the date hereof, we have not paid any amount due to the lenders. Neither Syntek nor DEP Technology is represented on our current Board of Directors and neither is affiliated with any of our officers, directors or principal stockholders. As of December 31, 2005, the outstanding balance of the loan was $1,959,034.

On December 22, 2005, we entered into a Termination and Release Agreement with Syntek capital AG, Syntek agreed to accept shares of common stock and warrants in exchange for the cancellation of the Promissory Note and an extinguishments of all other obligations other than as set forth in the Agreement, which had a balance of $967,787 as of December 22, 2005. We issued Syntek an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.17 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The Agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue Syntek an additional 638,230 shares of common stock. As the acquisition did not take place, we issued Syntek additional 638,230 shares of common stock.

On February 2, 2006, we entered into a Termination and Release Agreement with DEP Technology Holdings Ltd., Pursuant to the Agreement, DEP agreed to accept shares of common stock and warrants in exchange for the cancellation of the Note and an extinguishments of all other obligations other than as set forth in the Agreement, which had a balance of $967,787 as of December 22, 2005. We issued DEP an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.174 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The Agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue DEP an additional 638,230 shares of common stock. As the acquisition did not take place, we issued DEP additional 638,230 shares of common stock.

AGREEMENT, SECURITY AGREEMENT, ESCROW AGREEMENT AND UNDERTAKING. In July 2002, Proton Marketing Associates, LLC, Putchkon.com, LLC (each a founding stockholder of m-Wise and represented on our Board of Directors) and Inter-Content Development for the Internet Ltd. (the "Buying stockholders") purchased all of our Series B preferred stock (all of which has been converted into shares of our common stock) then held by DEP Technology Holdings Ltd. And Syntek Capital AG, thus becoming the sole holders of our Series B preferred stock (all of which has been converted into shares of our common stock), except for options granted to purchase Series B preferred stock (prior to the conversion thereof to shares of our common stock). In consideration for the stock purchased, each of the Buying stockholders is required to pay each of DEP Technology Holdings and Syntek Capital, upon the consummation of any "liquidation event" (as described below), an amount equal to 50% (to be reduced by 5 percentage points at the end of each 6 months commencing as of July 1, 2002, provided that from and after June 30, 2005, such percentage shall equal 20%) of any gross distribution to or any gross proceeds received by the Buying stockholders by reason of their ownership of, or rights in, any of our shares or options to purchase our shares, whether such shares are held by the Buying stockholders directly, indirectly, or by an affiliate (the "Founders securities"). The consideration will be paid upon the consummation of a liquidation event which is defined as the: (i) sale, transfer, conveyance, pledge or other disposal by the Buying stockholders or any affiliate thereof of any of their Founders securities; (ii) any event in which the Buying stockholders or any affiliate thereof receive stock (in kind or cash dividends) from us or any surviving corporation following the consummation of a merger and acquisition transaction (any transaction in which we shall merge into or consolidate with any other corporation in which we are not the surviving entity); or (iii) the initial public offering of our securities. In the event of an initial public offering of our securities, the consideration shall be paid in Founders securities and shall equal 50% (as adjusted) of the securities held by the Buying stockholders prior to the public offering. Until payment of the consideration as aforesaid, the purchased Series B preferred stock (all of which has been converted into shares of our common stock) and any securities as shall be issued and/or granted to either of the Buying stockholders during the terms of the Agreement (the "Secured collateral"), are subject to a certain first priority interest granted in favor of each of DEP Technology Holdings and Syntek Capital (and subject to adjustment as aforesaid) pursuant to a Security Agreement signed between the parties, and are placed in escrow pursuant to a certain Escrow Agreement until the occurrence of a liquidation event, such as the sale, transfer, conveyance, pledge or other disposal by the Buying stockholders of any of their securities in m-Wise or the consummation of an initial public offering of our securities. Under the Security Agreement, the Buying stockholders undertook, INTER ALIA, not to encumber or pledge or to suffer any such encumbrance, pledge, attachment or other third party rights on any of the Secured collateral. In an event of default in any transfer of the consideration pursuant to the Agreement, DEP Technology Holdings and Syntek Capitals shall have all rights of a secured creditor subject to the terms of the Agreement and may immediately take ownership of any part of the Secured collateral and sell, assign or transfer any part of the Secured collateral. Under a Letter of Consent, Approval and Undertaking, each beneficial owner of Proton Marketing Associates, Putchkon.com and Inter-Content Development for the Internet undertook towards DEP Technology Holdings and Syntek Capital, INTER ALIA, not to transfer any securities and that such transfer shall be null and void unless approved in writing by DEP Technology Holdings and Syntek Capital. Pursuant to a certain Termination and Release Agreement dated as of December 22, 2005, by and among Shay Ben Asulin, Mati Broudo, Kobi Morenko, Proton Marketing LLC, Putchkon.Com LLC and Inter-Content Development for the Internet Ltd. (collectively, the "Founders") and Syntek capital AG. Syntek agreed to exchanged certain of its rights for 5,744,074 shares in the Company held by the Founders..

As of December 31, 2008, all the 5,744,074 shares were transferred from the Founders to Syntek Capital AG.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid to SF Partnership LLP for services rendered in 2008 and 2007

	2008	2007

(1) Audit Fees	$44,738	$36,517

(2) Audit Related Fees	—-	—-

(3) Tax Fees	—-	—-

(4) All Other Fees	—-	—-

Audit fees are comprised of the fees charged in conjunction with the audit of the Company's annual financial statements, review of the Company's annual reports filed with the Securities and Exchange Commission on Form 10-K/10-KSB, and review of the information contained in the Company's quarterly filings with the Securities and Exchange Commission on Form 10-Q/10-QSB.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Bylaws(2)
4.1	Purchase and registration rights agreement and schedule of details(2)
10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.5	Employment Agreement, Gabriel Kabazo(2)
10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)
10.7	Employment Agreement Asaf Lewin(2)
10.8	2003 International Share Option Plan(2)
10.9	Form of Option Agreement, 2003 International Share Option Plan(2)
10.10	2001 International Share Option Plan(2)
10.11	Form of Option Agreement, 2001 International Share Option Plan(2)
10.12	2003 Israel Stock Option Plan(2)
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)
10.14	2001 Israel Share Option Plan(2)
10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)
10.16	Investors' Rights Agreement dated January 11, 2001(2)
10.17	Stockholders Agreement(2)
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)
10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)
10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)
10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)
10.23	Appendices to 2003 Israel Stock Option Plan(2)
10.24	Appendices to 2001 Israel Share Option Plan(2)
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)
10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)
10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)
14	Code of Ethics (5)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)           Filed herewith.
(2)           Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2, as amended (Reg. No. 333-106160).

(3)           Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4)           Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006.

(5)           Incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB filed on April 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

m-Wise, INC.

Date: March 31, 2009	By:	/s/ Mordechai Broudo
Mordechai Broudo Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2009	By:	/s/ Mordechai Broudo
Mordechai Broudo
Chairman

March 31, 2009	By:	/s/ Gabriel Kabazo
Gabriel Kabazo
Chief Financial Officer (principal financial officer and principal accounting officer)

March 31, 2009	By:	/s/ Zach Sivan
Zach Sivan
Chief Executive Officer

March 31, 2009	By:	/s/ Shay Ben Asulin
Shay Ben Asulin
Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Bylaws(2)
4.1	Purchase and registration rights agreement and schedule of details(2)
10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.5	Employment Agreement, Gabriel Kabazo(2)
10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)
10.7	Employment Agreement Asaf Lewin(2)
10.8	2003 International Share Option Plan(2)
10.9	Form of Option Agreement, 2003 International Share Option Plan(2)
10.10	2001 International Share Option Plan(2)
10.11	Form of Option Agreement, 2001 International Share Option Plan(2)
10.12	2003 Israel Stock Option Plan(2)
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)
10.14	2001 Israel Share Option Plan(2)
10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)
10.16	Investors' Rights Agreement dated January 11, 2001(2)
10.17	Stockholders Agreement(2)
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)
10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)
10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)
10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)
10.23	Appendices to 2003 Israel Stock Option Plan(2)
10.24	Appendices to 2001 Israel Share Option Plan(2)
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)
10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)

10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

14	Code of Ethics (5)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)           Filed herewith.

(2)           Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2, as amended (Reg. No. 333-106160).

(3)           Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4)           Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006.

(5)           Incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB filed on April 14, 2005.