Form 10-Q
period 2009-03-31
M WISE INC
filed 2009-05-15
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 14, 2009, was 139,322,145.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1:     Financial Statements

M-WISE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED  MARCH 31, 2009 AND 2008

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-16

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$282,018	$169,206
Short-term investment	7,769	7,769
Accounts receivable – trade (net of allowance for doubtful accounts of $337,940; 2008 - $337,940)	624,288	606,610
Prepaid and other assets	25,604	35,591

Total Current Assets	939,679	819,176

Long-term Prepaid Expenses	15,056	13,523
Plant and Equipment, net (note 3)	56,480	62,927

Total Long-term Assets	71,536	76,450

Total Assets	$1,011,215	$895,626

LIABILITIES
Current
Accounts payable – trade	$13,162	$27,144
Other payables and accrued expenses	1,101,376	1,177,780
Advances from stockholder (note 4)	299,484	305,876
Billings in excess of costs on uncompleted contracts	3,680	3,680

Total Current Liabilities	1,417,702	1,514,480
Accrued Severance Pay (note 5)	102,406	114,631

Total Liabilities	1,520,108	1,629,111

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6)	236,848	236,848
Additional Paid-in Capital	11,680,480	11,626,126
Accumulated Other Comprehensive Income	18,170	-
Accumulated Deficit	(12,444,391)	(12,596,459)

Total Stockholders' Deficit	(508,893)	(733,485)

Total Liabilities and Stockholders' Deficit	$1,011,215	$895,626

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
For the Three Months Ended March 31, 2009 and 2008
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Sales
Customer services and technical support	$363,538	$310,260
Revenue share	329,242	204,798
Product sales and license	99,999	167,519
	792,779	682,577

Cost of Sales	178,365	232,776

Gross Profit	614,414	449,801

Expenses
General and administrative	335,052	431,382
Research and development	139,119	205,226

Total Expenses	474,171	636,608

Earnings (Loss) from Operations	140,243	(186,807)

Other Income (Expenses)
Interest and other	11,825	(23,085)

Earnings (Loss) before Income Taxes	152,068	(209,892)

Provision for Income Taxes (note 7)	-	-

Net Earnings (Loss)	152,068	(209,892)
Foreign currency translation adjustment	18,170	-

Comprehensive Earnings (Loss)	$170,238	$(209,892)

Earnings (Loss) Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,182,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Cash Flows from Operating Activities
Net earnings (loss)	$152,068	$(209,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,216	11,547
Employee options vested	54,354	86,269

	214,638	(112,076)
Net changes in assets and liabilities:
Accounts receivable - trade	(17,678)	(47,060)
Prepaid and other assets	9,987	1,861
Accounts payable - trade	(13,982)	(6,115)
Other payables and accrued expenses	(58,234)	(78,673)
Billings in excess of costs on uncompleted contracts	-	(30,760)
Long term prepaid expenses	(1,533)	1,366
Accrued severance pay	(12,225)	11,967

Net Cash Provided by (Used in) Operating Activities	120,973	(259,480)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(1,769)	(3,346)

Net Cash Used in Investing Activities	(1,769)	(3,346)

Cash Flows from Financing Activities
Payments to stockholder	(6,392)	-
Advances from stockholder	-	654
Bank indebtedness	-	5,204

Net Cash (Used in) Provided by Financing Activities	(6,392)	5,858

Net Increase (Decrease) in Cash	112,812	(256,968)
Cash - Beginning of Period	169,206	365,513

Cash - End of Period	$282,018	$108,545

Interest and Income Taxes Paid
During the period, the Company had cash flows arising from income taxes and interests paid as follows:

Interest	$24	$-

Income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
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

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative cash flows from operations with negative working capital that raise substantial doubt as to its ability to continue as a going concern. For the three months ended March 31, 2009, and 2008, the Company experienced working capital deficit of $478,023 (2008 - $508,072).

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and attaining profitable operations.

The Company is pursuing additional financing, but there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2009. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.

b)	Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FSP No. 157-1," Application of FASB Statement No. 157 to FASB Statement No.13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," ("FSP 157-1") and FSP No. 157-2, "Effective Date of FASB Statement No. 157," ("FSP 157-2"), as amendments to SFAS No.157. FSP 157-1 and FSP 157-2 exclude lease transactions from the scope of SFAS No. 157 and also defer the effective date of the adoption of SFAS 157 for certain non-financial assets and non-financial liabilities. In October of 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of Financial Assets When the Market for That Asset is Not Active." ("FSP 15-3") as an amendment to SFAS No. 157, clarifying the application of SFAS No. 157 in a non-active market. The Company adopted FSP 157-1 in 2008 and FSP 157-2 and FSP 157-3 in the first quarter 2009 and they did not have a material impact on the Company's consolidated financial statements, other than additional disclosure. See Note 13 for further discussion.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

c)	Impact of Recently Issued Accounting Standards (cont'd)

In April 2009, the FASB issued the following new accounting standards:

i) FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly", or FSP FAS 157-4, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii) FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", or FSP FAS 115-2 and FAS 124-2, provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii) FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP FAS 107-1 and APB 28-1, amends FASB Statement No.107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact these standards will have on its consolidated financial statements.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:

		March 31,		December 31,
		2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$69,940	$38,700	$69,940	$37,405
Computer equipment	142,521	117,596	140,751	110,701
Leasehold improvements	2,592	2,277	2,592	2,250

	$215,053	$158,573	$213,283	$150,356

Net carrying amount		$56,480		$62,927

Depreciation expenses of $7,584 (2008 - $10,572) and $632 (2008 - $985) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 6.  As of March 31, 2009 and December 31, 2008, the line of credit had an outstanding balance of $299,484 and $305,876, respectively.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at March 31, 2009 and December 31, 2008, the amount of the liabilities accrued were $263,436 and $272,653, respectively. Severance pay expenses for the three months ended March 31, 2009, and 2008 were $16,444 and $25,218 respectively.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

5.	Accrued Severance Pay (cont'd)

The Company makes monthly payments to the severance funds with insurance companies, that the employees choose. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of March 31, 2009, and December 31, 2008, were $161,030 and $158,022, respectively.  Income earned from the deposit funds for 2009, and 2008, was immaterial.

6.	Capital Stock

Authorized:
210,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
Series "A": convertible, voting,  par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting,  par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

		December 31,
	2009	2008
Issued:
139,322,145 Common stock (2008 -139,322,145 )	$236,848	$236,848

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

	2009		2008
	Israel	International	Israel	International
Interest rate	1.2%	1.2%	1.2%	1.2%
Expected volatility	138%	138%	138%	138%
Expected life in years	2.75	4.75	3	5

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Warrants

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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at March 31, 2009 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek"), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19.  As of March 31, 2009, the warrants have not been converted into common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd.  The value assigned to the warrants was $218,114. As of March 31, 2009, the warrants have not been converted into common stock.

On December 29, 2008, the Company issued warrants to a stockholder as compensation for non-interest bearing credit line facility provided from March 2004 to December 31, 2008, which was valued at $62,000. The stockholder can purchase up to 4,000,000 common shares of the Company at an exercise price of $0.04. The warrants will expire in 2012.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Capital Stock:

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

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017.  As of March 31, 2009, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under the Israel 2003 Stock Option Plan and 15,750,000 options granted under the 2003 International Share Option Plan was amended to $0.03. As of March 31, 2009, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Three months ended March 31, 2009	54,354

$1,369,599

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the three months ended March 31, 2009 and the year ended December 31, 2008:

	2009		2008
	Israel	International	Israel	International

Outstanding, beginning of period	25,901,400	28,176,797	18,209,767	16,776,797
Granted	-	-	8,500,000	11,900,000
Forfeited	-	-	(808,367)	(500,000)

Outstanding, end of period	25,901,400	28,176,797	25,901,400	28,176,797

Weighted average fair value of options granted during the period	$-	$-	$0.0160	$0.0172

Weighted average exercise price of common stock options, beginning of period	$0.0315	$0.0356	$0.0493	$0.0792

Weighted average exercise price of common stock options granted in the period	$-	$-	$0.0318	$0.0414

Weighted average exercise price of common stock options, end of period	$0.0315	$0.0356	$0.0315	$0.0356

Weighted average remaining contractual life of common stock options	2.48 years	2.81 year	2.72 years	3.08 years

The stock options have not been included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

7.	Income Taxes

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

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

7.	Income Taxes (cont'd)

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

There are no differences between the Company's reported income tax expense on operating income and the expense that would otherwise result from the application of statutory rates. The Company's non capital loss carryforwards are being used to offset the current income tax expense.

The Company has deferred income tax assets as follows:

	December 31,
	2009	2008
Deferred income tax assets
Loss carryforwards	$3,010,000	$3,049,000
Less: Valuation allowance	(3,010,000)	(3,049,000)

Total net deferred tax assets	$-	$-

For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of March 31, 2009, the Company had approximately $11,942,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31,	2020	$778,500
	2021	2,398,000
	2022	778,000
	2023	5,005,000
	2024	581,000
	2025	560,500
	2026	196,000
	2027	700,000
	2028	945,000

		$11,942,000

As of March 31, 2009, the Company had approximately $90,000 in tax losses in its Israeli subsidiary which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

8.	Related Party Transactions

During the three months ended March 31, 2009, the Company incurred directors' consulting fees and salaries in the amount of $34,998 (2008 - $34,998). As of March 31, 2009, $585,390 (December 31, 2008 - $570,392) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Significant Customers

For the three months ended March 31, 2009, the Company had four major customers which primarily accounted for 35%, 18%, 17% and 11% of total revenues. For the three months ended March 31, 2008, the Company had four major customers which accounted for 48%, 11%, 10% and 10% of total revenues.

10.	Segmented Information

		Israel	USA	Total

Gross revenue	March 31, 2009	$165,683	$627,096	$792,779
	March 31, 2008	$20,809	$661,768	$682,577
Net income (loss)	March 31, 2009	$41,504	$128,734	$170,238
	March 31, 2008	$(44,036)	$(165,856)	$(209,892)
Total assets	March 31, 2009	$241,916	$769,299	$1,011,215
	December 31, 2008	$134,107	$761,519	$895,626

For the three months ended March 31, 2009, the Company derived 17% (2008 - 13%) of its revenues from sales to the Far East, 16% from sales to Europe (2008 - 21%) and 67% (2008 - 66%) from sales to America.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

11.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2010. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2009	$53,100
2010	35,400

$88,500

In addition, the Company is committed under operating vehicle leases as follows:

2009	$62,530
2010	51,180
2011	20,660
2012	3,200

$137,570

Rent expense paid during the three months ended March 31, 2009 and 2008 was $22,311 and $16,968, respectively.

12.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008
Unaudited

13.	Fair Value Measurements

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

During calendar 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that many potential customers preferred to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model) and we invested significant funds and efforts in the infrastructure that was required for this ASP model. During 2006, we invested extensive efforts in establishing our customer base and expanding our distribution channels, by enhancing our technology and expanding the terms and scope of our relationships with our customers.

During calendar 2007, we were able to acquire prestige and market leader customers, and strengthen the profit share model that we began developing in 2005. We signed profit share based deals with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction of leading UK newspapers, The Sun and The Times. We signed a profit share based deal with Telcogames, a leading mobile games company, to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games provider which we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We also strengthened our relationships with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise to their expansion and expanding the basis for cooperation. We clearly saw that our business shift made in 2005 from a license model to profit share model started to bear the desired outcome by generating a stable business environment for recurring revenues and consistently increasing profitability. Also during 2007, we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence.

During calendar 2008, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in 2007, is developing and expanding as we had hoped, and we signed new deals in this territory this year. We have geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in 2009. We also laid the groundwork for two additional significant business deals in the US which we expect to execute early in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and David2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that plan to launch their services in Brazil using our technology. We expect to see significant results of these deals in 2009. We have also been able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and have been able to benefit from the revenue share model that we have established with some of them and see growth in our revenues following their growth in business. Unfortunately we have had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. We have seen the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we have seen a significant improvement in our revenue growth of 23% since 2007.

During the first quarter of 2009, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in late 2007, has developed and expanded as we had hoped, and we signed new deals in this territory. We have geared our special expertise in the mobile marketing industry and signed deals with leading players such as The Secret and WPP’s advertising and PR agency Burson Marsteller. We have also launched a major customer in the Brazilian market and we expect to see significant revenues coming from this customer this year. We have further created a strategic alliance with Ozonion, an important player in the Brazilian mobile entertainment market and we expect to see new deals coming through this partnership. We have seen the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we have seen a significant improvement in our revenue growth of 16% from the comparative quarter of last year.

For the rest of calendar 2009, we plan to emphasize the resource-saving advantages of our technology, and are planning to target those potential customers who can significantly benefit from outsourcing their technical services to us instead of continuing the research and development in-house. We believe that 2009 will be characterized by serious efforts by many enterprises to save on expenses as a result of the current state of the global economy, and we plan to offer our relative advantages in that respect. Additionally, we intend to deepen our presence in the emerging market of Brazil and expand our business alliances in that region with an objective to expand beyond Brazil and extend our technology offering to large neighboring regions such as Mexico and Argentina. We also plan to expand further into the mobile entertainment market in the USA, especially in the music market, and leverage our existing relationship with Universal Records to gain additional mobile entertainment and infotainment deals. In all cases, we plan to continue our software-as-a-service based business model and use our successes in an effort to generate reoccurring revenues that will provide us with future stability.

We believe that the strength of our technology and position in the market allows some of our potential customers to become more effective with our technology and therefore, despite of the global economy downturn and based on the current sales pipeline we have, we expect 2009 to be another year of growth in revenues where we expect to achieve profitability.

Revenues

Our revenues grew 16% from $682,577 in the three months ended March 31, 2008 to $792,779 in the three months ended March 31, 2009, and from $2,295,260 in the year ended December 31, 2007 to $2,833,626 in the year ended December 31, 2008. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are currently involved in negotiations for several new contracts, there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

When we license our MOMA Platform solutions to our customers, we generate revenues by receiving a license payment, ongoing support fees, which are typically 15% of the annual license payment, and professional service fees, which are generated from our customers’ request for additional training, IT administration and tailoring of our products for their specific needs. When we license our products to our customers, we install our product at a location specified by our client. We also derive revenue through our hosted services, whereby we enable customers to remotely use features of our MOMA Platform (such as a mobile content sales and delivery service for ring tones and color images), which is installed and hosted at our location, and receive a set-up fee for launching the services for them, as well as a portion of our customer's revenues generated through our platform. When we provide hosted services, we maintain the MOMA Platform at our location on behalf of our customer.

Customers and customer concentration. Historically, we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the three months ended March 31, 2009, approximately 35% of our sales were derived from sales to Thumbplay, 18% to Arvato Mobile and 17% to Comtrend Corporation.  For the three months ended March 31, 2008, approximately 48% of our sales were derived from sales to Thumbplay, 11% to mBlox, 10% to Arvato Mobile and 10% to Comtrend Corporation. In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend Corporation.

Geographical breakdown. We sell our products primarily to customers in America and the Far East. For the three months ended March 31, 2009, we derived 67% of our revenues from sales in America, 17% from sales in the Far East and 16% from sales in Europe. For the year ended December 31, 2008, we derived 71% of our revenues from sales in America, 19% from sales in Europe and 10% from sales in the Far East. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2008.

Revenues

License fees and products. Revenues from license fees and products decreased 40% to $99,999 for the three months ended March 31, 2009 from $167,519 for the same period in 2008. This decrease in revenues of $67,520 was derived from a one time license fee paid in 2008.

Revenue share. Revenues from revenue share increased 61% to $329,242 for the three months ended March 31, 2009, from $204,798 for the same period in 2008.   The increase is primarily due to revenues received from current customers who were not our customers during 2008 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 17% to $363,538 for the three months ended March 31, 2009, from $310,260 for the same period in 2008.

Cost of revenues.

Cost of revenues decreased 23% to $178,365 for the three months ended March 31, 2009, from $232,776 for the same period in 2008. The decrease was primarily due to lower costs associated with our revenue share income.

Operating expenses.

Research and development.

Research and development expenses decreased 32% to $139,119 for the three months ended March 31, 2009, from $205,226 for the same period in 2008. This decrease was primarily due to a $54,129 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 18% for the three months ended March 31, 2009, from 30% for the same period in 2008.

General and administrative.

General and administrative expenses decreased 22% to $335,052 for the three months ended March 31, 2009, from $431,382 for the same period in 2008. This decrease was primarily due to a $47,035 decrease in payroll and related expenses and a $29,237 decrease in marketing expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 42% for the three months ended March 31, 2009, from 63% for the same period in 2008.

Financing income and expenses.

Financing income was $11,825 for the three months ended March 31, 2009, compared with financing expenses of $23,085 for the same period in 2008.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $282,018 as of March 31, 2009 and $169,206 as of December 31, 2008. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of March 31, 2009, $299,484 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of March 31, 2009 and May 14, 2009 we have drawn $828,675 under the Equity Line. We will need approximately $1.8 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $130,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2009, net cash provided by operating activities was $120,973 primarily due to our net earnings of $152,068 and $54,354 in employee vested options expense, partially offset by a $58,234 decrease in other payables and accrued expenses and a $17,678 increase in accounts receivable - trade. In the same period in 2008, net cash used in operating activities was $259,480 primarily due to our net loss of $209,892 and a $78,673 decrease in other payables and accrues expenses, partially offset by $86,269 in employee vested options expense.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2009, net cash used in investing activities was $1,769 consisting of an investment of $1,769 in equipment. In the same period in 2008, net cash used in investing activities was $3,346 consisting of an investment in equipment.  For the three months ended March 31, 2009, net cash used in financing activities was $6,392 due to a decrease in advances from shareholders. In the same period in 2008, net cash provided by financing activities was $5,858 primarily due to a $5,204 increase in bank indebtedness.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectivness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in ensuring that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that material information required to be disclosed by us in our reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, to allow for timely decisions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

m-Wise, Inc. (Registrant)

May 14, 2009	By:	/s/ Mordechai Broudo
Mordechai Broudo
Chairman

May 14, 2009	By:	/s/ Gabriel Kabazo
Gabriel Kabazo
Chief Financial Officer (principal financial officer and principal accounting officer)