Form 10-Q
period 2009-06-30
M WISE INC
filed 2009-08-14
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 14, 2009, was 139,322,145.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1:        Financial Statements

M-WISE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)	F-2 - F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-18

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$38,078	$169,206
Short-term investment	7,769	7,769
Accounts receivable - trade (net of allowance for doubtful accounts of $337,940; 2008 - $337,940)	798,609	606,610
Prepaid expenses and other assets	24,291	35,591

Total Current Assets	868,747	819,176

Long-term Account Receivable	27,941	-
Long-term Prepaid Expenses	20,776	13,523
Plant and Equipment, net (note 3)	52,919	62,927

Total Long-term Assets	101,636	76,450

Total Assets	$970,383	$895,626

LIABILITIES

Current
Accounts payable - trade	$26,479	$27,144
Other payables and accrued expenses	1,043,576	1,177,780
Advances from stockholder (note 4)	303,807	305,876
Billings in excess of costs on uncompleted contracts	15,800	3,680

Total Current Liabilities	1,389,662	1,514,480
Accrued Severance Pay (note 5)	118,080	114,631

Total Liabilities	1,507,742	1,629,111

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT

Capital Stock (note 6)	236,848	236,848
Additional Paid-in Capital	11,714,366	11,626,126
Accumulated Other Comprehensive Loss	(3,501)	-
Accumulated Deficit	(12,485,072)	(12,596,459)

Total Stockholders' Deficit	(537,359)	(733,485)

Total Liabilities and Stockholders' Deficit	$970,383	$895,626

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
For the Six Months Ended June 30, 2009 and 2008
Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Sales
Customer services and technical support	$677,786	$648,996
Revenue share	596,811	378,647
Product sales and license	199,998	267,518

	1,474,595	1,295,161

Cost of Sales	362,894	504,391

Gross Profit	1,111,701	790,770

Expenses
General and administrative	730,156	926,787
Research and development	292,303	387,657

Total Expenses	1,022,459	1,314,444

Earnings (Loss) from Operations	89,242	(523,674)

Other Income (Expenses)
Extinguishment of debt	25,198	-
Interest and other	(3,053)	(33,774)

Total Other Income (Expenses)	22,145	(33,774)

Earnings (Loss) before Income Taxes	111,387	(557,448)

Provision for Income Taxes (note 7)	-	-

Net Earnings (Loss)	111,387	(557,448)

Foreign currency translation adjustment	(3,501)	-

Comprehensive Earnings (Loss)	$107,886	$(557,448)

Earnings (Loss) Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,207,670

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2009 and 2008
Unaudited

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Sales
Customer services and technical support	$314,248	$338,736
Revenue share	267,569	173,849
Product sales and license	99,999	99,999

	681,816	612,584

Cost of Sales	184,529	271,615

Gross Profit	497,287	340,969

Expenses
General and administrative	395,104	495,405
Research and development	153,184	182,431

Total Expenses	548,288	677,836

Loss from Operations	(51,001)	(336,867)

Other Income (Expenses)
Extinguishment of debt	12,599	-
Interest and other	(2,279)	(10,689)

Total Other Income (Expenses)	10,320	(10,689)

Loss Before Income Taxes	(40,681)	(347,556)

Provision for Income Taxes	-	-

Net Loss	(40,681)	(347,556)

Foreign currency translation adjustment	(21,671)	-

Comprehensive Loss	$(62,352)	$(347,556)

Loss Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,233,478

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Cash Flows from Operating Activities
Net earnings (loss)	$111,387	$(557,448)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	14,888	22,268
Employee options vested	88,240	201,560

	214,515	(333,620)
Net changes in assets and liabilities:
Accounts receivable - trade	(219,940)	32,237
Prepaid expenses and other assets	4,047	(14,414)
Accounts payable - trade	(665)	(11,574)
Other payables and accrued expenses	(137,705)	(49,337)
Billings in excess of costs on uncompleted contracts	12,120	(30,760)
Accrued severance pay	3,449	57,780

Net Cash Used in Operating Activities	(124,179)	(349,688)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(4,880)	(9,260)

Net Cash Used in Investing Activities	(4,880)	(9,260)

Cash Flows from Financing Activities
Payments to stockholder	(2,069)	-
Advances from stockholder	-	5,104
Sale of common shares under Equity Financing agreement	-	3,310
Bank indebtedness	-	5,403

Net Cash (Used in) Provided by Financing Activities	(2,069)	13,817

Net Decrease in Cash	(131,128)	(345,131)
Cash - Beginning of Period	169,206	365,513

Cash - End of Period	$38,078	$20,382

Interest and Income Taxes Paid
During the period, the Company had cash flows arising from income taxes and interests paid as follows:
Interest	$43	$261

Income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
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

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative cash flows from operations and negative working capital that raises substantial doubt as to its ability to continue as a going concern. For the six months ended June 30, 2009, and the year ended December 31, 2008, the Company experienced a working capital deficit of $520,915 (2008 - $695,304).

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
June 30, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008. The Company has evaluated subsequent events for recognition or disclosure through August 14, 2009, which was the date the Company filed this Form 10-Q with the SEC.

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
June 30, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

c)	Impact of Recently Issued Accounting Standards

In April 2009, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 157-4 effective June 15, 2009. The adoption of SFAS 157-4 did not impact the Company’s financial position or results of operations.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred.  It is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 115-2 and SFAS 124-2 effective June 15, 2009. The adoption of SFAS 115-2 and SFAS 124-2 did not impact the Company’s financial position or results of operations.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company adopted SFAS 107-1 and APB 28-1 effective June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not impact the Company’s financial position or results of operations.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP SFAS 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

c)	Impact of Recently Issued Accounting Standards (cont'd)

In May 2009, FASB issued SFAS 165 “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 15, 2009. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its consolidated financial statements.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:

		June 30,		December 31,
		2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$69,940	$39,919	$69,940	$37,405
Computer equipment	145,632	123,023	140,751	110,701
Leasehold improvements	2,591	2,302	2,592	2,250

	$218,163	$165,244	$213,283	$150,356

Net carrying amount		$52,919		$62,927

Depreciation expenses of $13,276 (2008 - $20,298) and $1,612 (2008 - $1,970) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 6. As of June 30, 2009 and December 31, 2008, the line of credit had an outstanding balance of $303,807 and $305,876, respectively.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at June 30, 2009 and December 31, 2008, the amount of the liabilities accrued were $299,808 and $272,653, respectively. Severance pay expenses for the six months ended June 30, 2009, and 2008 were $25,451 and $90,143 respectively.

The Company makes monthly payments to the severance funds with insurance companies, that the employees choose. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of June 30, 2009, and December 31, 2008, were $181,728 and $158,022, respectively.  Income earned from the deposit funds for 2009 and 2008 was immaterial.

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

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) "Share-Based Payments" ("FAS No. 123(R)"), and SFAS No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure - an amendment of FASB Statements No. 123" ("SFAS No. 148"). The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2009		2008
	Israel	International	Israel	International
Interest rate	1.2%	1.2%	1.2%	1.2%
Expected volatility	138%	138%	138%	138%
Expected life in years	2.50	4.50	3	5

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at June 30, 2009 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek"), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of June 30, 2009, the warrants have not been converted into common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd.  The value assigned to the warrants was $218,114. As of June 30, 2009, the warrants have not been converted into common stock.

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
June 30, 2009 and 2008
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

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017.  As of June 30, 2009, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under the Israel 2003 Stock Option Plan and 15,750,000 options granted under the 2003 International Share Option Plan was amended to $0.03. As of June 30, 2009, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

On January 4, 2008, 500,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

On June 16, 2008, the Company lowered the exercise price of 17,080,000 options in its Israel 2003 Stock Option Plan and 15,750,000 options in the International 2003 Share Option Plan to $0.03, resulting in additional compensation costs of $41,059 in accordance with SFAS 123(R), Paragraph A150. $35,229 and $5,830 were included in general and administrative and research and development expenses, respectively.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Six months ended June 30, 2009	88,240

$1,403,485

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the six months ended June 30, 2009 and the year ended December 31, 2008:

	2009		2008
	Israel	International	Israel	International

Outstanding, beginning of period	25,901,400	28,176,797	18,209,767	16,776,797
Granted	-	-	8,500,000	11,900,000
Forfeited	-	-	(808,367)	(500,000)

Outstanding, end of period	25,901,400	28,176,797	25,901,400	28,176,797

Weighted average fair value of options granted during the period	$-	$-	$0.0160	$0.0172

Weighted average exercise price of common stock options, beginning of period	$0.0315	$0.0356	$0.0493	$0.0792

Weighted average exercise price of common stock options granted in the period	$-	$-	$0.0318	$0.0414

Weighted average exercise price of common stock options, end of period	$0.0315	$0.0356	$0.0315	$0.0356

Weighted average remaining contractual life of common stock options	2.23 years	2.58 year	2.72 years	3.08 years

The stock options have not been included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

7.	Income Taxes

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
June 30, 2009 and 2008
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

The Company has deferred income tax assets as follows:

		December 31,
	2009	2008

Deferred income tax assets
Loss carryforwards	$3,020,000	$3,049,000
Less: Valuation allowance	(3,020,000)	(3,049,000)

Total net deferred tax assets	$-	$-

For the six months ended June 30, 2009 and the year ended December 31, 2008, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of June 30, 2009, the Company had approximately $11,975,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$811,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000

$11,975,000

As of June 30, 2009, the Company had approximately $99,000 in tax losses in its Israeli subsidiary which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

8.	Related Party Transactions

During the six months ended June 30, 2009, the Company incurred directors' consulting fees and salaries in the amount of $69,996 (2008 - $69,996). As of June 30, 2009, $595,388 (December 31, 2008 - $570,392) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Significant Customers

For the six months ended June 30, 2009, the Company had three major customers which primarily accounted for 37%, 20%, and 11% of total revenues. For the six months ended June 30, 2008, the Company had three major customers which accounted for 51%, 13%, and 10% of total revenues.

10.	Segmented Information

		Israel	USA	Total

Gross revenue	June 30, 2009	$392,467	$1,082,127	$1,474,594
	June 30, 2008	$25,286	$1,269,875	$1,295,161
Net income (loss)	June 30, 2009	$13,171	$98,216	$111,387
	June 30, 2008	$(45,698)	$(511,750)	$(557,448)
Total assets	June 30, 2009	$332,285	$638,098	$970,383
	December 31, 2008	$134,107	$761,519	$895,626

For the six months ended June 30, 2009, the Company derived 11% (2008 - 7%) of its revenues from sales to the Far East, 16% from sales to Europe (2008 - 22%) and 73% (2008 - 71%) from sales to America.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
Unaudited

11.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2010. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2009	$42,600
2010	41,400

$84,000

In addition, the Company is committed under operating vehicle leases as follows:

2009	$44,070
2010	67,740
2011	37,220
2012	10,100

$159,130

Rent expense paid during the six months ended June 30, 2009 and 2008 was $41,577 and $43,905 respectively.

12.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

 Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

For the six months ended June 30, 2009, the Company had four major customers which primarily accounted for 32%, 17%, 17% and 14% of total accounts receivable. For the six months ended June 30, 2008, the Company had three major customers which accounted for 32%, 20%, and 18% of total accounts receivable.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008
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

Cash and short-term investment (level 1), accounts receivable-trade, accounts payable-trade, other payables and accrued expenses and advances from stockholder (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

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

During calendar 2008, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in 2007, developed and expanded as we had hoped, and we signed new deals in this territory during 2008. We geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in the future. We also laid the groundwork for two additional significant business deals in the US which we expect to execute early in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and David2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that plan to launch their services in Brazil using our technology. We have also been able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and have been able to benefit from the revenue share model that we have established with some of them and see growth in our revenues following their growth in business. Unfortunately we have had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. We have seen the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we experienced significant improvement in our revenue growth of 23% since 2007.

During the first quarter of 2009, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in late 2007, has developed and expanded as we had hoped, and we signed new deals in this territory. We geared our special expertise in the mobile marketing industry and signed deals with leading players such as The Secret and WPP’s advertising and PR agency Burson Marsteller. We also launched a major customer in the Brazilian market and we expect to see significant revenues coming from this customer this year. We further created a strategic alliance with Ozonion, an important player in the Brazilian mobile entertainment market and we expect to see new deals coming through this partnership. We have seen the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we have seen a significant improvement in our revenue growth of 16% from the comparative quarter of last year.

During the second quarter of 2009, we have continued to expand our presence in the Americas. We won an RFP with the Digicel Group, the leading mobile carrier in 23 countries in Central America and the Caribbean. According to the purchase order that has already been received, m-Wise will provide its service and content delivery platforms in a hosted and service model, and we expect to sign the agreement shortly and work for Digicel as a content aggregator as well as  the technology service provider. We have also closed some strategic deals in the US market which are expected to boost our revenues in this market and pave the way for additional deals of the same type. We have closed a deal with Malaco, a relatively small record label where our platform will be used as the end-to-end content storefront for this label. We intend to use this relatively unique model and approach the major record labels with the same offer and concept. We have also closed a deal with Tribune Media Services to deliver daily horoscope services through all the publishers and newspapers who syndicate content from this global leader of content licensing and syndications. We expect dozens of publishers to pick this service and make it available to millions of readers in the US market. We have also strengthened our position in the Brazilian market by signing a new customer, a company called Mega-Vas, and seeing growing revenue share rates from our existing customers. Brazil has become a primary market for m-Wise and we intend to make investments in order to leverage our strong position in this market and generate substantially higher rates of revenues in this market.

For the rest of calendar 2009, we plan to emphasize the resource-saving advantages of our technology, and are planning to target those potential customers who can significantly benefit from outsourcing their technical services to us instead of continuing the research and development in-house. We believe that 2009 will be characterized by serious efforts by many enterprises to save on expenses as a result of the current state of the global economy, and we plan to offer our relative advantages in that respect. Additionally, we intend to further deepen our presence in the emerging market of Brazil and expand our business alliances in that region with an objective to expand beyond Brazil and extend our technology offering to large neighboring regions such as Mexico and Argentina. We also plan to expand further into the mobile entertainment market in the USA, especially in the music market, and leverage our existing relationship with Universal Records to gain additional mobile entertainment and infotainment deals. In all cases, we plan to continue our software-as-a-service based business model and use our successes in an effort to generate reoccurring revenues that will provide us with future stability.

            We believe that the strength of our technology and position in the market allows some of our potential customers to become more effective with our technology and therefore, despite of the global economy downturn and based on the current sales pipeline we have, we expect 2009 to be another year of growth in revenues where we expect to achieve profitability.

Revenues

Our revenues grew from $1,295,161 in the six months ended June 30, 2008 to $1,474,595 in the six months ended June 30, 2009 and from $2,295,260 in the year ended December 31, 2007 to $2,833,626 in the year ended December 31, 2008. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the six months ended June 30, 2009, approximately 37% of our sales were derived from sales to Thumbplay, 20% to Arvato Mobile and 11% to Comtrend. In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the six months ended June 30, 2009, we derived 73% of our revenues from sales in America, 16% from sales in Europe and 11% from sales in the Far East. Of these revenues, 73% were derived from sales by the Company, and 27% of our revenues were derived from sales by our subsidiary.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2008.

Revenues.

License fees and products. Revenues from license fees and products were $99,999 for the three months ended June 30, 2009, and $99,999 for the same period in 2008.

Revenue share. Revenues from revenue share increased 54% to $267,569 for the three months ended June 30, 2009, from $173,849 for the same period in 2008.   The increase is primarily due to revenues received from current customers who were not our customers during 2008 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support decreased 7% to $314,248 for the three months ended June 30, 2009, from $338,736 for the same period in 2008.

Cost of revenues.

Cost of revenues decreased 32% to $184,529 for the three months ended June 30, 2009, from $271,615 for the same period in 2008. The decrease was primarily due to a decrease in payroll and related expenses during the three month period ended June 30, 2009.

Operating expenses.

Research and development. Research and development expenses decreased 16% to $153,184 for the three months ended June 30, 2009, from $182,431 for the same period in 2008. This decrease was primarily due to a $29,514 decrease in stock options expenses. Research and development expenses, stated as a percentage of revenues decreased to 22% for the three months ended June 30, 2009, from 30% for the same period in 2008.

General and administrative.

General and administrative expenses decreased 20% to $395,104 for the three months ended June 30, 2009, from $495,405 for the same period in 2008. This decrease was primarily due to a $50,405 decrease in payroll and related expenses and a $25,934 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 58% for the three months ended June 30, 2009, from 81% for the same period in 2008.

Financing  expenses.

Our financing expenses decreased 79% to $2,279 for the three months ended June 30, 2009, from $10,689 for the same period in 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2008.

Revenues

License fees and products. Revenues from license fees and products decreased 25% to $199,998 for the six months ended June 30, 2009, from $267,518 for the same period in 2008. This decrease in revenues of $67,520 is due to a one time payment by a new customer in 2008.

Revenue share. Revenues from revenue share increased 58% to $596,811 for the six months ended June 30, 2009, from $378,647 for the same period in 2008.   The increase is primarily due to revenues received from current customers who were not our customers during 2008 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 4% to $677,786 for the six months ended June 30, 2009, from $648,996 for the same period in 2008.

Cost of revenues.

Cost of revenues decreased 28% to $362,894 for the six months ended June 30, 2009, from $504,391 for the same period in 2008. The decrease was primarily due to a decrease in payroll and related expenses during the six months ended June 30, 2009.

Operating expenses.

Research and development. Research and development expenses decreased 25% to $292,303 for the six months ended June 30, 2009, from $387,657 for the same period in 2008. This decrease was primarily due to a $34,229 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, decreased to 20% for the six months ended June 30, 2009, from 30% for the same period in 2008.

General and administrative.

General and administrative expenses decreased 21% to $730,156 for the six months ended June 30, 2009, from $926,787 for the same period in 2008. This decrease was primarily due to a $97,440 decrease in payroll and related expenses and a $42,219 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 50% for the six months ended June 30, 2009, from 72% for the same period in 2008.

Financing expenses.

Our financing expenses decreased 91% to $3,053 for the six months ended June 30, 2009, from $33,774 for the same period in 2008.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $38,078 as of June 30, 2009 and $169,206 as of December 31, 2008. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of June 30, 2009, $303,807 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of August 14, 2009 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the six months ended June 30, 2009, net cash used in operating activities was $124,179 primarily due to a $219,940 increase in accounts receivables and a $137,705 decrease in other payables and accrued liabilities, partially offset by our net profit of $111,387 and a $88,240 in employee vested options expense. In the same period in 2008, net cash used in operating activities was $349,688 primarily due to our net loss of $557,448 and a $49,337 decrease in other payables and accrued liabilities, partially offset by a $201,560 in employee vested options expense and a $57,780 increase in accrued severance pay.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the six months ended June 30, 2009, net cash used in investing activities was $4,880 consisting of an investment in equipment. In the same period in 2008, net cash used in investing activities was $9,260 consisting of an investment in equipment.  For the six months ended June 30, 2009, net cash used in financing activities was $2,069 consisting of payments to shareholders. In the same period in 2008, net cash provided by financing activities was $13,817 primarily due to a $5,403 increase in bank indebtedness and a $5,104 increase in advances from shareholders.

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

m-Wise, Inc. (Registrant)

Date: August 14, 2009	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: August 14, 2009	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo
Title: Chief Financial Officer and Principal Accounting Officer