Form 10-Q
period 2009-09-30
M WISE INC
filed 2009-11-13
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of November 13, 2009, was 139,322,145.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1:         Financial Statements

M-WISE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

UNAUDITED

CONTENTS
Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)	F-2 - F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-17

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$112,183	$169,206
Short-term investment	7,837	7,769
Accounts receivable - trade (net of allowance for doubtful accounts of $337,940; 2008 - $337,940)	816,896	606,610
Prepaid expenses and other assets	32,159	35,591

Total Current Assets	969,075	819,176

Long-term Account Receivable	27,500	-
Long-term Prepaid Expenses	13,769	13,523
Plant and Equipment, net (note 3)	69,154	62,927

Total Long-term Assets	110,423	76,450

Total Assets	$1,079,498	$895,626

LIABILITIES
Current
Accounts payable - trade	$23,471	$27,144
Other payables and accrued expenses	1,044,907	1,177,780
Advances from stockholder (note 4)	305,902	305,876
Billings in excess of costs on uncompleted contracts	15,800	3,680

Total Current Liabilities	1,390,080	1,514,480
Accrued Severance Pay (note 5)	124,090	114,631

Total Liabilities	1,514,170	1,629,111

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6)	236,848	236,848
Additional Paid-in Capital	11,788,513	11,626,126
Accumulated Deficit	(12,460,033)	(12,596,459)

Total Stockholders' Deficit	(434,672)	(733,485)

Total Liabilities and Stockholders' Deficit	$1,079,498	$895,626

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
For the Nine Months Ended September 30, 2009 and 2008
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Sales
Customer services and technical support	$1,152,487	$993,128
Revenue share	965,966	677,112
Product sales and license	266,664	367,517

	2,385,117	2,037,757

Cost of Sales	666,377	676,100

Gross Profit	1,718,740	1,361,657

Expenses
General and administrative	1,177,613	1,291,712
Research and development	437,659	573,013

Total Expenses	1,615,272	1,864,725

Earnings (Loss) from Operations	103,468	(503,068)

Other Income (Expenses)
Extinguishment of debt	37,798	-
Interest and other	(4,840)	(47,412)

Total Other Income (Expenses)	32,958	(47,412)

Earnings (Loss) before Income Taxes	136,426	(550,480)
Provision for Income Taxes (note 7)	-	-

Net Earnings (Loss) and Comprehensive Earnings (Loss)	$136,426	$(550,480)

Earnings (Loss) Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,246,248

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Earnings
For the Three Months Ended September 30, 2009 and 2008
Unaudited

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Sales
Customer services and technical support	$474,701	$344,132
Revenue share	369,155	298,465
Product sales and license	66,666	99,999

	910,522	742,596

Cost of Sales	303,483	171,709

Gross Profit	607,039	570,887

Expenses
General and administrative	443,956	364,924
Research and development	145,356	185,356

Total Expenses	589,312	550,280

Earnings from Operations	17,727	20,607

Other Income (Expenses)
Extinguishment of debt	12,600	-
Interest and other	(1,787)	(13,639)

Total Other Income (Expenses)	10,813	(13,639)

Earnings Before Income Taxes	28,540	6,968
Provision for Income Taxes	-	-

Net Earnings and Comprehensive Earnings	$28,540	$6,968

Earnings Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,322,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash Flows from Operating Activities
Net earnings (loss)	$136,426	$(550,480)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	21,780	33,260
Employee options vested	162,387	248,080

	320,593	(269,140)
Net changes in assets and liabilities:
Accounts receivable - trade	(237,786)	82,035
Prepaid expenses and other assets	3,186	(15,473)
Accounts payable - trade	(3,673)	(15,253)
Other payables and accrued expenses	(132,873)	(16,193)
Billings in excess of costs on uncompleted contracts	12,120	(136,633)
Accrued severance pay	9,459	69,699

Net Cash Used in Operating Activities	(28,974)	(300,958)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(28,007)	(21,709)
Short-term investment	(68)	(7,769)

Net Cash Used in Investing Activities	(28,075)	(29,478)

Cash Flows from Financing Activities
Advances from stockholder	26	5,104
Sale of common shares under Equity Financing agreement	-	3,310

Net Cash Provided by Financing Activities	26	8,414

Net Decrease in Cash	(57,023)	(322,022)

Cash - Beginning of Period	169,206	365,513

Cash - End of Period	$112,183	$43,491

Interest and Income Taxes Paid
During the period, the Company had cash flows arising from income taxes and interests paid as follows:
Interest	$178	$416

Income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

The Company's unaudited condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative cash flows from operations and negative working capital that raises substantial doubt as to its ability to continue as a going concern. For the nine months ended September 30, 2009, and the year ended December 31, 2008, the Company experienced a working capital deficit of $421,005 (2008 - $695,304).

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
September 30, 2009 and 2008
Unaudited

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008. The Company has evaluated subsequent events for recognition or disclosure through November 13, 2009, which was the date the Company filed this Form 10-Q with the SEC.

b)	Recent Accounting Pronouncements

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 effective September 15, 2009. The adoption of SFAS 168 did not impact the Company’s financial position or results of operations.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:
		September 30,		December 31,
		2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$73,044	$41,255	$69,940	$37,405
Computer equipment	165,655	128,551	140,751	110,701
Leasehold improvements	2,591	2,330	2,592	2,250

	$241,290	$172,136	$213,283	$150,356

Net carrying amount		$69,154		$62,927

Depreciation expenses of $19,797 (2008 - $20,298) and $1,983 (2008 - $1,970) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 6. As of September 30, 2009 and December 31, 2008, the line of credit had an outstanding balance of $305,902 and $305,876, respectively.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  At September 30, 2009 and December 31, 2008, the amount of the liabilities accrued were $335,431and $272,653, respectively. Severance pay expenses for the nine months ended September 30, 2009 and 2008 were $59,590 and $102,578 respectively.

The Company makes monthly payments to the severance funds with insurance companies that the employees choose. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of September 30, 2009, and December 31, 2008, were $211,341 and $158,022, respectively.  Income earned from the deposit funds for 2009 and 2008 was immaterial.

6.	Capital Stock

Authorized:
210,000,000 Common stock, par value $0.0017 per share
170,000,000 Preferred stock
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

		December 31,
	2009	2008
Issued:
139,322,145 Common stock (2008 - 139,322,145)	$236,848	$236,848

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

	2009		2008
	Israel	International	Israel	International
Interest rate	1.2%	1.2%	1.2%	1.2%
Expected volatility	138%	138%	138%	138%
Expected life in years	2.25	4.25	3	5

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at September 30, 2009 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek"), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of September 30, 2009, the warrants have not been converted into common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd.  The value assigned to the warrants was $218,114. As of September 30, 2009, the warrants have not been converted into common stock.

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
September 30, 2009 and 2008
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

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017.  As of September 30, 2009, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under the Israel 2003 Stock Option Plan and 15,750,000 options granted under the 2003 International Share Option Plan was amended to $0.03. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. As of September 30, 2009, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

On January 4, 2008, 500,000 stock options at an exercise price of $0.09 were granted under the International 2003 Share Option Plan.

On June 16, 2008, the Company reduced the exercise price of 17,080,000 options in its Israel 2003 Stock Option Plan and 15,750,000 options in the International 2003 Share Option Plan to $0.03, resulting in additional compensation costs of $41,059 in accordance with SFAS 123(R), Paragraph A150. $35,229 and $5,830 were included in general and administrative and research and development expenses, respectively.

On August 3, 2009, the Company reduced the exercise price of 5,000,000 options in its Israel 2003 Stock Option Plan and 11,000,000 options in the International 2003 Share Option Plan to $0.02, resulting in additional compensation costs of $28,800 in accordance with SFAS 123(R), Paragraph A150. $28,800 was included in general and administrative expense.

On August 18, 2009, 180,000 stock options at an exercise price of $0.02 were granted under the International 2003 Share Option Plan.

On August 25, 2009, 60,000 stock options at an exercise price of $0.0017 were granted under the International 2003 Share Option Plan.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Nine months ended September 30, 2009	162,387

$1,477,632

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the nine months ended September 30, 2009 and the year ended December 31, 2008:

	2009		2008
	Israel	International	Israel	International
Outstanding, beginning of period	25,901,400	28,176,797	18,209,767	16,776,797
Granted	-	240,000	8,500,000	11,900,000
Forfeited	-	-	(808,367)	(500,000)

Outstanding, end of period	25,901,400	28,416,797	25,901,400	28,176,797
Weighted average fair value of options granted during the period	$-	$0.0166	$0.0160	$0.0172
Weighted average exercise price of common stock options, beginning of period	$0.0315	$0.0356	$0.0493	$0.0792
Weighted average exercise price of common stock options granted in the period	$-	$0.0154	$0.0318	$0.0414
Weighted average exercise price of common stock options, end of period	$0.0293	$0.0294	$0.0315	$0.0356
Weighted average remaining contractual life of common stock options	1.99 years	2.34 year	2.72 years	3.08 years

The stock options have not been included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

7.	Income Taxes

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
September 30, 2009 and 2008
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

The Company has deferred income tax assets as follows:

		December 31,
	2009	2008

Deferred income tax assets
Loss carryforwards	$3,013,000	$3,049,000
Less: Valuation allowance	(3,013,000)	(3,049,000)

Total net deferred tax assets	$-	$-

For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of September 30, 2009, the Company had approximately $11,989,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$825,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000

$11,989,000

As of September 30, 2009, the Company had approximately $60,000 in tax losses in its Israeli subsidiary which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

8.	Related Party Transactions

During the nine months ended September 30, 2009, the Company incurred directors' consulting fees and salaries in the amount of $104,994 (2008 - $104,994). As of September 30, 2009, $611,386 (December 31, 2008 - $570,392) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Significant Customers

For the nine months ended September 30, 2009, the Company had three major customers which primarily accounted for 33%, 20%, and 12% of total revenues. For the nine months ended September 30, 2008, the Company had three major customers which accounted for 47%, 16%, and 10% of total revenues.

10.	Segmented Information

		Israel	USA	Total

Gross revenue	September 30, 2009	$710,780	$1,674,337	$2,385,117
	September 30, 2008	$28,791	$2,008,966	$2,037,757
Net income (loss)	September 30, 2009	$52,403	$84,023	$136,426
	September 30, 2008	$(125,220)	$(425,260)	$(550,480)
Total assets	September 30, 2009	$454,216	$625,282	$1,079,498
	December 31, 2008	$134,107	$761,519	$895,626

For the nine months ended September 30, 2009, the Company derived 12% (2008 - 6%) of its revenues from sales to the Far East, 16% from sales to Europe (2008 - 21%) and 72% (2008 - 73%) from sales to America.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited

11.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2010. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2009	$21,300
2010	41,400

$62,700

In addition, the Company is committed under operating vehicle leases as follows:

2009	$20,890
2010	67,740
2011	37,220
2012	10,100

$135,950

Rent expense paid during the nine months ended September 30, 2009 and 2008 was $58,991 and $59,917 respectively.

12.	Financial Instruments

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

For the nine months ended September 30, 2009, the Company had four major customers which primarily accounted for 20%, 20%, 20% and 15% of total accounts receivable. For the nine months ended September 30, 2008, the Company had four major customers which accounted for 33%, 23%, 18% and 14% of total accounts receivable.

M-WISE, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

14.	Comparative Information

Certain figures for the period ended September 30, 2008 have been reclassified to conform with the current year's financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2009, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in late 2007, has developed and expanded as we had hoped, and we signed new deals in this territory. We geared our special expertise in the mobile marketing industry and signed deals with leading players such as The Secret and WPP’s advertising and PR agency Burson Marsteller. We also launched a major customer in the Brazilian market and we expect to see significant revenues coming from this customer this year. We further created a strategic alliance with Ozonion, an important player in the Brazilian mobile entertainment market and we expect to see new deals coming through this partnership. We have seen the implication of the global economic downturn reflected in the activity of some of our customers, yet despite that, we have seen a significant improvement in our revenue growth of 16% from the comparative quarter of last year.

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

During the third quarter of 2009, we significantly strengthened our position as a global player in the mobile content industry. We received a deal from Fox Mobile Group (FMG), one of the largest global retailers of mobile content off-deck industry which, among others, operates the known mobile content brands of Jamba and Jamster. FMG chose our content delivery platform due to its unique qualities and we have already launched the first stage of operation in Brazil. We believe that the qualities of our content solutions and services will result a further expansion of our implementations within the FMG structure and as such it holds promising expansion of revenue generation from this operation. We have also closed a couple of small deals in the territory of the United Kingdom, and also a mobile fan club engagement with Warner Music Group and enhanced our operations in the territory of Brazil. The substantial growth of profit in Q3 2009 and the steady growth in profit is a direct result of the successful deployment of revenue share deals with our clients as we see more revenues following the growth of existing clients.

For the rest of calendar 2009, we plan to emphasize the resource-saving advantages of our technology, and are planning to target those potential customers who can significantly benefit from outsourcing their technical services to us instead of continuing the research and development in-house. We believe that 2009 will be characterized by serious efforts by many enterprises to save on expenses as a result of the current state of the global economy, and we plan to offer our relative advantages in that respect. Additionally, we intend to further deepen our presence in the emerging market of Brazil by starting a local presence and expand our business alliances in that region with an objective to expand beyond Brazil and extend our technology offering to large neighboring regions such as Mexico and Argentina. We also plan to expand further into the mobile entertainment market in the USA, especially in the music market, and leverage our existing relationship with Universal Records and Warner Music Group to gain additional mobile entertainment and infotainment deals. In all cases, we plan to continue our software-as-a-service based business model and use our successes in an effort to generate reoccurring revenues that will provide us with future stability.

            We believe that the strength of our technology and position in the market allows some of our potential customers to become more effective with our technology and therefore, despite the recent downturn in the global economy, and based on our current sales pipeline we have, we expect 2009 to be another year of growth in revenues during which we expect to achieve profitability.

Revenues

Our revenues grew from $2,037,757 in the nine months ended September 30, 2008 to $2,385,117 in the nine months ended September 30, 2009 and from $2,295,260 in the year ended December 31, 2007 to $2,833,626 in the year ended December 31, 2008. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the nine months ended September 30, 2009, approximately 33% of our sales were derived from sales to Thumbplay, 20% to Arvato Mobile and 12% to Comtrend. In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the nine months ended September 30, 2009, we derived 72% of our revenues from sales in America, 16% from sales in Europe and 12% from sales in the Far East. Of these revenues, 70% were derived from sales by the Company, and 30% of our revenues were derived from sales by our subsidiary.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues.

License fees and products. Revenues from license fees and products decreased 33% to $66,666 for the three months ended September 30, 2009, from $99,999 for the same period in 2008. The decrease is due to an expiration of a license agreement with one of our customers.

Revenue share. Revenues from revenue share increased 24% to $369,155 for the three months ended September 30, 2009, from $298,465 for the same period in 2008.   The increase is primarily due to revenues received from current customers who were not our customers during 2008 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 38% to $474,701 for the three months ended September 30, 2009, from $344,132 for the same period in 2008.

Cost of revenues.

Cost of revenues increased 77% to $303,483 for the three months ended September 30, 2009, from $171,709 for the same period in 2008. The increase was primarily due to increase in revenues from customer services and technical support during the three month period ended September 30, 2009.

Operating expenses.

Research and development. Research and development expenses decreased 22% to $145,356 for the three months ended September 30, 2009, from $185,356 for the same period in 2008. This decrease was primarily due to a $22,510 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 16% for the three months ended September 30, 2009, from 25% for the same period in 2008.

General and administrative.

General and administrative expenses increased 22% to $443,956 for the three months ended September 30, 2009, from $364,924 for the same period in 2008. This increase was primarily due to a $42,435 increase in marketing expenses and a $36,605 increase in payroll and related expenses. General and administrative expenses, stated as a percentage of revenues, was 49% for the three months ended September 30, 2009 and 49% for the same period in 2008.

Financing  expenses.

Our financing expenses decreased 87% to $1,787 for the three months ended September 30, 2009, from $13,639 for the same period in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues

License fees and products. Revenues from license fees and products decreased 27% to $266,664 for the nine months ended September 30, 2009, from $367,517 for the same period in 2008. This decrease was primarily due to a $67,520 one time payment by a new customer in 2008.

Revenue share. Revenues from revenue share increased 43% to $965,966 for the nine months ended September 30, 2009, from $677,112 for the same period in 2008.   The increase is primarily due to revenues received from current customers who were not our customers during 2008 and from customers that did not previously generate revenues from selling services to end users.

Customer services and technical support. Revenues from customer services and technical support increased 16% to $1,152,487 for the nine months ended September 30, 2009, from $993,128 for the same period in 2008.

Cost of revenues.

Cost of revenues decreased 1% to $666,377 for the nine months ended September 30, 2009, from $676,100 for the same period in 2008. The decrease was primarily due to a decrease in payroll and related expenses during the nine months ended September 30, 2009.

Operating expenses.

Research and development. Research and development expenses decreased 24% to $437,659 for the nine months ended September 30, 2009, from $573,013 for the same period in 2008. This decrease was primarily due to a $56,739 decrease in payroll and related expenses. Research and development expenses, stated as a percentage of revenues, decreased to 18% for the nine months ended September 30, 2009, from 28% for the same period in 2008.

General and administrative.

General and administrative expenses decreased 9% to $1,177,613 for the nine months ended September 30, 2009, from $1,291,712 for the same period in 2008. This decrease was primarily due to a $60,835 decrease in payroll and related expenses and a $39,982 decrease in consulting expenses. General and administrative expenses, stated as a percentage of revenues, decreased to 49% for the nine months ended September 30, 2009, from 63% for the same period in 2008.

Financing expenses.

Our financing expenses decreased 90% to $4,840 for the nine months ended September 30, 2009, from $47,412 for the same period in 2008.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $112,183 as of September 30, 2009 and $169,206 as of December 31, 2008. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of September 30, 2009, $305,902 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of November 13, 2009 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the nine months ended September 30, 2009, net cash used in operating activities was $28,974 primarily due to a $237,786 increase in accounts receivables and a $132,873 decrease in other payables and accrued liabilities, partially offset by our net profit of $136,426 and a $162,387 in employee vested options expense. In the same period in 2008, net cash used in operating activities was $300,958 primarily due to our net loss of $550,480 partially offset by a $248,080 in employee vested options expense.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the nine months ended September 30, 2009, net cash used in investing activities was $28,075 consisting of an investment of $28,007 in equipment and a $68 increase in short-term investment. In the same period in 2008, net cash used in investing activities was $29,478 consisting of an investment of $21,709 in equipment and a $7,769 increase in short-term investment. For the nine months ended September 30, 2009, net cash provided by financing activities was $26 consisting of increase in advances from shareholders. In the same period in 2008, net cash provided by financing activities was $8,414 primarily due to a $5,104 increase in advances from shareholders.

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

m-Wise, Inc. (Registrant)

Date: November 13, 2009	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: November 13, 2009	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo
Title: Chief Financial Officer and Principal Accounting Officer