Form 10-K
period 2009-12-31
M WISE INC
filed 2010-03-12
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2009, 139,322,145 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the 2nd fiscal quarter, was approximately $2,247,677   based on the closing sale price for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 11, 2010, there were 147,392,452 shares of our common stock issued and outstanding.

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

We currently primarily operate through m-Wise Ltd., our wholly owned subsidiary in Israel and our new subsidiary in Brazil m-Wise Tecnologia LTDA.  The officers of our Israeli subsidiary are Mordechai Broudo, Chairman, Zach Sivan, Chief Executive Officer, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer, and the directors are Shay Ben-Asulin and Mordechai Broudo.  We currently sell our MOMA Platform directly, through potential channel partners and through regional representatives in Taiwan, Philippines, Colombia, Brazil and the United States.

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

CUSTOMERS

Our current wireless data customers include prominently global wireless application service providers and wireless operators. For the year ended December 31, 2007, Thumbplay represented 46% of our sales, Comtrend Corporation represented 14% of our sales and Supportcomm represented 13% of our sales. For the year ended December 31, 2008, Thumbplay represented 45% of our sales, Arvato Mobile represented 17% of our sales and Comtrend Corporation represented 9% of our sales. For the year ended December 31, 2009, Thumbplay represented 32% of our sales, Arvato Mobile represented 21% of our sales and Comtrend Corporation represented 10% of our sales.

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

This grant was funded during the years ended December 31, 2003, and 2004, and is reflected in our consolidated financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the year ended December 31, 2007, we expended $642,766 on research and development activities. During the year ended December 31, 2008, we expended $758,693 on research and development activities. During the year ended December 31, 2009, we expended $548,673 on research and development activities

INTELLECTUAL PROPERTY

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

EMPLOYEES

Together with our subsidiary, we employ a total of 19 employees, including our executive officers. 5 employees are employed by m-Wise and 14 employees are employed by m-Wise Israel, two of whom also provide their services to us (Messrs. Sivan and Lewin). All employment agreements with our executive officers and directors are described below under the caption "Executive Compensation." We believe our employee relations to be excellent. None of our employees is represented by a labor union, and all are employed on a full-time basis.

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

We anticipate that managing potential growth during 2010-2011 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes. In the event that the level of our business increases we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

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

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

As of March 11, 2010, there were 22 owners of record of our common stock, which on March 1, 2005, started trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "MWIS".

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
3/31/08	$0.11	$0.04
6/30/08	$0.06	$0.03
9/30/08	$0.05	$0.02
12/31/08	$0.03	$0.02
3/31/09	$0.03	$0.02
6/30/09	$0.03	$0.02
9/30/09	$0.04	$0.02
12/31/09	$0.04	$0.02

On March 11, 2010, the closing bid price of our common stock was $0.03 per share.

There are currently outstanding warrants for the purchase of 13,872,033 shares of common stock and 78,518,197 shares of common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of March 11, 2010, 147,392,452 shares of common stock are issued and outstanding.

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

The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information
as of December 31, 2009

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders	99,901,639	$0.035	41,928
Equity compensation plans not approved by security holders	0	$—	0
Total	99,901,639	$0.035	41,928

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

During calendar 2008, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in 2007, developed and expanded as we had hoped, and we signed new deals in this territory during 2008. We geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in the future. We also laid the groundwork for two additional significant business deals in the US which we executed in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and David2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that plan to launch their services in Brazil using our technology. We were able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and were able to benefit from the revenue share model that we have established with some of them and see growth in our revenues following their growth in business. Unfortunately we had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. We saw the implication of the global economy downturn reflected in the activity of some of our customers, yet despite that, we experienced significant improvement in our revenue growth of 23% since 2007.

Calendar year 2009 was an exciting year for m-Wise in which we had to face many challenges imposed by the global economy downturn and yet we were able to continue the path of growth of the Company and turn the 2008 loss into profit.

During 2009 we expanded and further established our presence in the Americas. We increased volume of sales in the US market and engaged and expanded relationships with many key players in the entertainment industry such as Fox Mobile Group, Universal Records and Warner Music. We also significantly strengthened our position as a mobile marketing leader and executed mobile marketing campaigns for companies like Kodak and WPP's Burson Marsteller agency.

Additionally, we expanded our penetration into the Latin and Central America markets. We established a local presence in Brazil and launched new mobile entertainment services for local market leaders such as Zero 9, Mega-Vas and Boltcel. We see Brazil as a key market for m-Wise and we plan to expand our presence in this country and use it to establish access additional Latin American markets such as Mexico and Argentina. We also signed an agreement with the Digicel Group of mobile carriers who selected us to deliver mobile content services in 26 Caribbean and Central and Latin American markets. We expect to see the results of this agreement in 2010.

Calendar year 2009 was a significant year for m-Wise as we have been able to emphasize our unique position as an off-deck mobile marketing and mobile entertainment service provider. We have significantly enhanced the underlying technology of our content management and delivery platform and apply many improvements that would make it an off-the-shelf platform that significantly minimizes time-to-market for entertainment companies, content storefronts and mobile marketing campaigns.

Further, calendar year 2009 was a key year in the evolution of mobile entertainment as the expansion and further penetration of improved mobile networks and mobile devices became a clear phenomena this year. We foresee the expansion of mobile video and other rich media services as a result of improved mobile bandwidth and the growth of wide screen mobile devices and we continuously expand our investments in relevant and supporting technologies. With this evolution we expect to see in 2010 more and more businesses looking to establish and expand their presence and services in the mobile world and we believe that our one stop shop mobile platform will become very attractive for such companies and that we will continue to expand the reach of our business and our path of profit and growth.

Revenues

We derive revenues from product sales, licensing, revenue share, customer services and technical support. We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues was limited to support fees.) Our  growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004, to $2,168,434 in the year ended December 31, 2005, to $2,230,264 in the year ended December 31, 2006, to $2,295,260 in the year ended December 31, 2007, to $2,833,626 in the year ended December 31, 2008 and to $3,166,276 in the year ended December 31, 2009, Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. In the year ended December 31, 2009, approximately 32% of our sales were derived from sales to Thumbplay, 21% to Arvato Mobile and 10% to Comtrend Corporation.

In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend Corporation.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the year ended December 31, 2009, we derived 76% of our revenues from sales in America, 14% from sales in Europe and 10% from sales in the Far East. Of these revenues, 69% were derived from sales by the Company, and 31% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2008, we derived 71% of our revenues from sales in America, 19% from sales in Europe and 10% from sales in the Far East. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary

Cost of revenues

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues

License fees and products. Revenues from license fees and products increased 65% to $795,096 for the year ended December 31, 2009 from $481,116 for the same period in 2008. The increase is primarily due to $297,428 in revenues which was derived from two contracts with two customers during 2009 that was not earned in 2008.

Revenue share. Revenues from revenue share increased 3% to $1,004,202 for the year ended December 31, 2009 from $976,771 for the same period in 2008. The increase primarily consisted of revenues from current customers who were not our customers during 2008 and from customers that did not generate revenues from selling services to end users previously.

Customer services and technical support. Revenues from customer services and technical support decreased 1% to $1,366,978 for the year ended December 31, 2009 from $1,375,739 for the same period in 2008. The decrease is primarily due to a slight decrease in orders and corresponding demand for customer services during 2009.

Cost of revenues

License fees and products. Cost of license fees and products increased 78% to $129,964 for the year ended December 31, 2009 from $73,104 for the year ended December 31, 2008. This increase was primarily due to higher revenues from license fees and products during 2009.

Customer services and technical support. Cost of customer services and technical support decreased 26% to $767,293 for the year ended December 31, 2009 from $1,032,996 for the year ended December 31, 2008. This decrease was primarily due to a decrease in payroll and related expenses during 2009.

Operating expenses

Research and development. Research and development expenses decreased 28% to $548,673 for the year ended December 31, 2009 from $758,693 for the year ended December 31, 2008. This decrease was primarily due to a $82,063 decrease in the number of employee options that vested in 2009 and an increase of $120,729 in government grant income. Research and development expenses, stated as a percentage of revenues, decreased to 17% for the year ended December 31, 2009, from 27% year ended December 31, 2008.

General and administrative. General and administrative expenses decreased 14% to $1,662,859 for the year ended December 31, 2009 from $1,940,732 for the year ended December 31, 2008. This decrease was primarily due to a $290,673 decrease in payroll and related expenses due to cost-cutting measures taken. General and administrative expenses, stated as a percentage of revenues, decreased to 53% for the year ended December 31, 2009, from 69% for the year ended December 31, 2008.

Financing income and expenses

Financing expenses. Our financing expenses decreased 61% to $24,899 for the year ended December 31, 2009 from $63,823 for the same period in 2008. This decrease was primarily due to a $62,000 expense incurred in 2008 due to warrants issued to a stockholder as compensation for non-interest bearing credit line facility that was not incurred during 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $165,504 as of December 31, 2009 and $169,206 as of December 31, 2008. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See “Item 13 - Certain Relationships and Related Transactions, and Director Independence”) and as of March 11, 2010 we have no lines of credit agreements with banks. We have a $500,000 credit line agreement with Miretzky Holdings Limited. As of December 31, 2009, $304,688 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We do have an equity line for $10.0 million with Dutchess Private Equity Fund, and for the year ended December 31, 2009 we have drawn $828,675 under the Equity Line. The Equity Line is not interest bearing

We will need approximately $1.8 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $130,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities. For the year ended December 31, 2009 net cash provided by operating activities was $35,400 primarily due to our net earnings of $82,985 and $207,343 employee options vested, partially offset by a $216,131 increase in accounts receivables – trade and a $87,026 increase in government grants receivable. For the year ended December 31, 2008 we used $161,641 of cash in operating activities primarily due to our net loss of $1,035,722 and a $132,953 decrease in billings in excess of costs on uncompleted contracts, partially offset by $583,477 employee options vested and a $157,815 increase in other payables and accrued expenses

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment.

For the year ended December 31, 2009, net cash used in investing activities was $37,914 primarily consisting of an investment in equipment. For the year ended December 31, 2008, net cash used in investing activities was $33,769 primarily consisting of an investment in equipment.

For the year ended December 31, 2009, net cash used in financing activities was $1,188 due to a $1,188 decrease in advances from shareholders.

For the year ended December 31, 2008, net cash used in financing activities was $897 primarily due to a $4,207 decrease in advances from shareholders, partially offset by a $3,310 sale of common shares under equity financing agreement.

Going Concern

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements, relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and limited funds. Management believes that it will be able to raise the required funds for operations from bank financings, or from one or more future offerings, and to be able to achieve our business plan. Risks inherent in the business may affect the outcome of Management's plans.

Market Risk

We do not currently use financial instruments for trading purposes and do not currently hold any derivative financial instruments that could expose us to significant market risk.

Corporate Tax Rate

Our net operating loss carry-forwards in the United States for tax purposes amount approximately $12.0 million as of December 31, 2009.

Impact of Inflation and Currency Fluctuation

Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2009, 51% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the United States Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

M-WISE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

UNAUDITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
m-Wise, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of m-Wise, Inc. and Subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada                                                                  CHARTERED ACCOUNTANTS
March 10, 2010

M-WISE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current
Cash	$165,504	$169,206
Short-term investment	7,837	7,769
Accounts receivable - trade (net of allowance for doubtful accounts of $12,563; 2008 - $337,940)	822,741	606,610
Prepaid expenses and other assets	47,729	35,591
Government grants receivable	87,026	-

Total Current Assets	1,130,837	819,176

Long-term Prepaid Expenses	10,930	13,523
Plant and Equipment, net (note 4)	71,891	62,927

Total Long-term Assets	82,821	76,450

Total Assets	$1,213,658	$895,626

LIABILITIES
Current
Accounts payable - trade	$46,541	$27,144
Other payables and accrued expenses (note 9)	1,136,324	1,177,780
Advances from stockholder (note 5)	304,688	305,876
Billings in excess of costs on uncompleted contracts	24,400	3,680

Total Current Liabilities	1,511,953	1,514,480
Accrued Severance Pay (note 6)	127,493	114,631

Total Liabilities	1,639,446	1,629,111

Commitments and Contingencies (note 12)

STOCKHOLDERS' DEFICIT
Capital Stock (note 7) (139,322,145 common stock; 2008 - 139,322,145 common stock)	236,848	236,848
Additional Paid-in Capital	11,850,838	11,626,126
Accumulated Deficit	(12,513,474)	(12,596,459)

Total Stockholders' Deficit	(425,788)	(733,485)

Total Liabilities and Stockholders' Deficit	$1,213,658	$895,626

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2009 and 2008

	2009	2008

Sales
Customer services and technical support	$1,366,978	$1,375,739
Revenue share	1,004,202	976,771
Product sales and license	795,096	481,116

	3,166,276	2,833,626

Cost of Sales	897,257	1,106,100

Gross Profit	2,269,019	1,727,526

Expenses
General and administrative	1,662,859	1,940,732
Research and development	548,673	758,693

Total Expenses	2,211,532	2,699,425

Earnings (Loss) from Operations	57,487	(971,899)

Other Income (Expenses)
Extinguishment of debt	50,397	-
Interest and other	(24,899)	(63,823)

Total Other Income (Expenses)	25,498	(63,823)

Earnings (Loss) before Income Taxes	82,985	(1,035,722)
Provision for Income Taxes (note 8)	-	-

Net Earnings (Loss) and Comprehensive Income (Loss)	$82,985	$(1,035,722)

Earnings (Loss) Per Share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	139,322,145	139,265,378

(The accompanying notes are an integral part of these consolidated financial statements.)

M–WISE, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Number of		Additional		Total
	Common	Capital	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Deficit

Balance, January 1, 2008	139,182,145	$236,610	$10,977,577	$(11,560,737)	(346,550)

Share issuance pursuant to Equity Financing Agreement (note 7)	140,000	238	3,072	-	3,310

Issuance of warrants (note 7)	-	-	62,000	-	62,000

Options vested for employee services (note 7)	-	-	583,477	-	583,477

Net loss	-	-	-	(1,035,722)	(1,035,722)

Balance, December 31, 2008	139,322,145	$236,848	$11,626,126	$(12,596,459)	$(733,485)

Balance, January 1, 2009	139,322,145	$236,848	$11,626,126	$(12,596,459)	$(733,485)

Cancellation and reissue of warrants (note 7)	-	-	17,369	-	17,369

Options vested for employee services (note 7)	-	-	207,343	-	207,343

Net earnings	-	-	-	82,985	82,985

Balance, December 31, 2009	139,322,145	$236,848	$11,850,838	$(12,513,474)	$(425,788)

(The accompanying notes are an integral part of these consolidated financial statements.)

M–WISE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities
Net earnings (loss)	$82,985	$(1,035,722)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	28,882	42,664
Employee options vested	207,343	583,477
Issuance of warrants	-	62,000
Cancellation and reissue of warrants	17,369	-

	336,579	(347,581)
Net changes in assets and liabilities:
Accounts receivable - trade	(216,131)	104,172
Prepaid expenses and other assets	(9,545)	(8,118)
Government grants receivable	(87,026)	-
Accounts payable - trade	19,397	(9,691)
Other payables and accrued expenses	(41,456)	157,815
Billings in excess of costs on uncompleted contracts	20,720	(132,953)
Accrued severance pay	12,862	74,715

Net Cash Provided by (Used in) Operating Activities	35,400	(161,641)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(37,846)	(26,000)
Short-term investment	(68)	(7,769)

Net Cash Used in Investing Activities	(37,914)	(33,769)

Cash Flows from Financing Activities
Advances from stockholder	(1,188)	(4,207)
Sale of common shares under Equity Financing agreement	-	3,310

Net Cash Used in Financing Activities	(1,188)	(897)

Net Decrease in Cash	(3,702)	(196,307)

Cash - Beginning of Year	169,206	365,513

Cash - End of Year	$165,504	$169,206

Interest and Income Taxes Paid
During the year, the Company had cash flows arising from income taxes and interest paid as follows:
Interest	$178	$475

Income taxes	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital that raises substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2009 and 2008, the Company experienced a working capital deficit of $381,116 (2008 - $695,304).

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and continued profitable operations.

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

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

c)	Short-term Investment

Short-term investment is carried at fair value, which is quoted market value and consists of a term deposit.

d)	Plant and Equipment

Plant and equipment is stated at cost.  Depreciation is based on the estimated useful lives of the related assets and is provided using the undernoted annual rates and methods:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	2 to 5 years	Straight line

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

f)	Research and Development Costs

Research and development costs are expensed as incurred.

g)	Government Grants

Government grants are recorded when the payments to be received can be estimated and when  reasonable assured. The Company has accounted for the grants as an offset to research and development expenses.

h)	Long-lived Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Use of Estimates

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

The following is a list of significant estimates:

Estimated useful lives of assets
Valuation of accounts receivable
Valuation of stock options
Accrued severance pay
Accrued expenses

j)	Foreign Currency Translation

Monetary items denominated in foreign currencies are translated into US dollars at the foreign currency exchange rate in effect at each balance sheet date.  Non-monetary items in foreign currencies are translated into US dollars at historical rates of exchange except for those carried at market which are translated at the foreign currency exchange rate in effect at each balance sheet date. Revenues and expenses denominated in foreign currencies are translated into US dollars at the weighted average foreign currency exchange rate for the year. Translation gains and losses are included in determining net earnings.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

k)	Loss per Common Share

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

l)	Impact of Recently Issued Accounting Standards

In May 2009, FASB issued SFAS 165 “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 15, 2009. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

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

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

l)	Impact of Recently Issued Accounting Standards (cont'd)

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective January 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company’s consolidated financial statements.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

3.	Financial Instruments

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

As of December 31, 2009, the Company had three major customers which primarily accounted for 22%, 20% and 19% of total accounts receivable. For the year ended 2008, the Company had three major customers which accounted for 20%, 21% and 15% of total accounts receivable.

Currency Risk

The Company is exposed to currency risk due to its revenues derived from sales to Europe and South America. A certain portion of the Company’s revenues are in European euro or Brazilian Real currency, resulting in European euro and Brazilian Real denominated accounts receivable and revenues. These activities result in exposure to fluctuations in foreign currency rates between the European euro and Brazilian real and the US dollar. The following assets originate in European euro and Brazilian real and are subject to fluctuations:

Current assets	$114,159

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.	Plant and Equipment

Plant and equipment is comprised of the following:

		2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$73,559	$42,590	$69,940	$37,405
Computer equipment	174,978	134,292	140,751	110,701
Leasehold improvements	2,592	2,356	2,592	2,250

	$251,129	$179,238	$213,283	$150,356

Net carrying amount		$71,891		$62,927

Depreciation expenses of $26,245 (2008 - $39,086) and $2,637 (2008 - $3,578) have been included in research and development, and general and administrative expenses, respectively.

5.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 7. As of December 31, 2009 and 2008, the line of credit had an outstanding balance of $304,688 and $305,876, respectively.

6.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at December 31, 2009 and 2008, the amount of the liabilities accrued were $353,880 and $272,653, respectively. Severance pay expenses for the years ended December 31, 2009, and 2008 were $75,096 and $105,951 respectively.

The Company makes monthly payments to the severance funds with insurance companies, that the employees choose. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

6.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of December 31, 2009, and 2008, were $226,387 and $158,022, respectively.  Income earned from the deposit funds for 2009 and 2008 was immaterial.

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

	2009		2008
	Israel	International	Israel	International
Interest rate	2.1%	2.1%	1.2%	1.2%
Expected volatility	122%	122%	138%	138%
Expected life in years	2.00	4.00	3	5

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Capital Stock (cont'd)

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

The warrants for preferred Class "B" shares have been converted into warrants for common shares during the year ended December 31, 2003 at a ratio of 1-to-6.3828125. After the conversion, the warrants were further split at the ratio of one-to-six in accordance with the forward stock split of the common shares.  After the conversion and the forward split, there were warrants to purchase 7,025,778 shares outstanding.

On April 4, 2007, 505,732 of the above warrants have been converted into common shares and the number of warrants outstanding as at December 31, 2009 was 6,520,046.

On December 22, 2005, the Company entered into an agreement with Syntek Capital AG ("Syntek"), as part of the agreement for conversion of the note payable into common shares, whereby the Company issued warrants to purchase up to 5,263,158 common shares of the Company at an exercise price of $0.19. As of December 31, 2009, the warrants have not been converted into common stock.

On February 2, 2006, the Company entered into an identical agreement with DEP Technology Holdings Ltd.  The value assigned to the warrants was $218,114. As of December 31, 2009, the warrants have not been converted into common stock.

On December 29, 2008, the Company issued warrants to a stockholder as compensation for non-interest bearing credit line facility provided from March 2004 to December 31, 2008, which was valued at $62,000. The stockholder can purchase up to 4,000,000 common shares of the Company at an exercise price of $0.04. The warrants will expire in 2012.

On December 18, 2009, the exercise price of the 5,263,158 warrants originally issued to Syntek was changed to $0.015, resulting in additional compensation cost of $17,369 included in interest and other.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Capital Stock (cont'd)

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

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2001 Share Option Plan, stock options for 300,000 common shares having a $0.0017 nominal par value each and an exercise price of $0.0017.  As of December 31, 2009, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares, which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017, and under the International 2003 Share Option Plan stock options (on a post conversion, post split basis) for 25,061,094 preferred Class "B" shares which were converted to options for common shares of the Company having a $0.0017 nominal par value each and an exercise price of $0.0017.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options and the exercise price per share for the new options will be $0.12 for options granted after January 5, 2006. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options at an exercise price of $0.04. On June 16, 2008, the exercise price of 17,080,000 options granted under the Israel 2003 Stock Option Plan and 15,750,000 options granted under the 2003 International Share Option Plan was amended to $0.03. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. As of December 31, 2009, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

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

On December 29, 2008, 11,000,000 stock options at an exercise price of $0.04 and 400,000 stock options at an exercise price of $0.02 were granted under the International 2003 Share Option Plan.

On December 29, 2008, 500,000 stock options at an exercise price of $0.04 and 8,000,000 stock options at an exercise price of $0.02 were granted under the Israel 2003 Stock Option Plan.

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

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Capital Stock (cont'd)

Stock Options (cont'd):

On August 25, 2009, 60,000 stock options at an exercise price of $0.0017 were granted under the International 2003 Share Option Plan.

On October 22, 2009, 200,000 stock options at an exercise price of $0.03 were granted under the International 2003 Share Option Plan.

On December 30, 2009, 4,000,000 stock options at an exercise price of $0.02 and 7,000,000 stock options at an exercise price of $0.03 were granted under the International 2003 Share Option Plan.

On December 30, 2009, 13,000,000 stock options at an exercise price of $0.02 were granted under the Israel 2003 Stock Option Plan.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Year ended December 31, 2009	207,343

$1,522,588

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during 2009 and 2008:

	2009		2008
	Israel	International	Israel	International

Outstanding, beginning of year	25,901,400	28,176,797	18,209,767	16,776,797
Granted	13,000,000	11,440,000	8,500,000	11,900,000
Forfeited	-	-	(808,367)	(500,000)

Outstanding, end of year	38,901,400	39,616,797	25,901,400	28,176,797

Weighted average fair value of options granted during the year	$0.0157	$0.0153	$0.0160	$0.0172

Weighted average exercise price of common stock options, beginning of year	$0.0315	$0.0356	$0.0493	$0.0792

Weighted average exercise price of common stock options granted in the year	$0.0200	$0.0262	$0.0318	$0.0414

Weighted average exercise price of common stock options, end of year	$0.0262	$0.0286	$0.0315	$0.0356

Weighted average remaining contractual life of common stock options	2.5 years	2.63 year	2.72 years	3.08 years

8.	Income Taxes

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

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

8.	Income Taxes (cont'd)

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

The Company has deferred income tax assets as follows:

	2009	2008

Deferred income tax assets
Loss carryforwards	$3,027,000	$3,049,000
Less: Valuation allowance	(3,027,000)	(3,049,000)

Total net deferred tax assets	$-	$-

For the years ended 2009 and 2008, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of December 31, 2009, the Company had approximately $11,915,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
$11,915,000

As of December 31, 2009, the Company had approximately $187,000 (2008 - $112,000) in tax losses in its Israeli subsidiary which will carryforward indefinitely.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

9.	Related Party Transactions

During the year ended December 31, 2009, the Company incurred directors' consulting fees and salaries in the amount of $139,992 (2008 - $139,992). As of December 31, 2009, $623,924 (2008 - $570,392) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

10.	Significant Customers

In 2009, the Company had three major customers which primarily accounted for 32%, 21%, and 10% of total revenues. In 2008, the Company had two major customers which accounted for 45%, 17% of total revenues.

11.	Segmented Information

		Israel	USA	Total

Gross revenue	December 31, 2009	$995,165	$2,171,111	$3,166,276
	December 31, 2008	$31,784	$2,801,842	$2,833,626
Net income (loss)	December 31, 2009	$(13,537)	$96,522	$82,985
	December 31, 2008	$(112,357)	$(923,365)	$(1,035,722)
Total assets	December 31, 2009	$636,617	$577,041	$1,213,658
	December 31, 2008	$134,107	$761,519	$895,626

In 2009, the Company derived 10% (2008 - 10%) of its revenues from sales to the Far East, 14% from sales to Europe (2008 - 19%) and 76% (2008 - 71%) from sales to America.

M–WISE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2011. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2010	$85,300
2011	38,400

$123,700

In addition, the Company is committed under operating vehicle leases as follows:

2010	$77,781
2011	45,852
2012	18,302

$141,935

Rent expense paid in 2009 and 2008 was $63,768 and $75,950, respectively.

13.	Fair Value Measurements

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

Cash and short-term investment (level 1), accounts receivable-trade, government grants receivable, accounts payable-trade, other payables and accrued expenses and advances from stockholder (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

14.	Government Grants

During the year 2009 the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. As at December 31, 2009 the Company received approximately $33,700 and no royalties have been paid. The amount was recorded as a reduction of the research and development expense incurred in the year. The Company expects to complete the project in 2010.

15.	Subsequent Events

a)	Exercise of Warrants:

On January 17, 2010,  2,248,251 warrants were converted into 2,057,149 common shares, in a cashless exercise.

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, cash received was $79,633.

b)	Consulting Agreements

Pursuant to a certain M&A Consulting Services Agreement dated January 4, 2010 between the Company and Euronet Securities Limited ("Euronet"), Euronet is entitled to receive 750,000 shares of common stock in exchange for consulting services from January 4, 2010 to July 4, 2010. On February 1, 2010, the Company issued 750,000 common shares, valued at $30,000 which is equal to an aggregate monthly fee of $5,000 for the 6 months.

Pursuant to a certain Consulting and Participation Agreement dated effective January 10, 2010 between the Company and TMT Strategic Advisors ("TMT"), TMT is entitled to receive 1,000,000 shares of common stock, which were valued at $20,000. TMT has agreed to serve as the Company's non-exclusive consultant and explore opportunities with companies that may be interested in purchasing the Company's products or services or entering into other business transactions with the Company, arrange introductions and contacts between the Company and such companies, and shall provide support where requested to assist in any resulting transactions between the Company from January 10, 2010 to July 10, 2010.

Pursuant to a certain Consulting and Participation Agreement dated effective January 17, 2010 between the Company and Shmulik Yannay, Adv, ("Yannay"), Yannay is entitled to receive 1,000,000 shares of common stock, which were valued at $20,000. Yannay has agreed to serve as the Company's non-exclusive consultant and explore opportunities with companies that may be interested in entering into M&A or other business transactions with the Company, arrange introductions and contacts between the Company and such companies, and shall provide support where requested to assist in any resulting transactions between the Company from January 17, 2010 to July 17, 2010.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2009, we terminated our engagement with Davis Accounting Group P.C. (‘Davis”) as our registered independent auditors.  On February 23, 2009, we retained SF Partnership LLP, Chartered Accountants (“SF”), to serve as our new registered independent auditors.  SF have provided an audit report on our consolidated financial statements as of December 31, 2009 and 2008 included in this Annual Report.

We decided to terminate our engagement with Davis as part of the efforts to reduce operating expenses of our Company. This decision was accepted and ratified by our Board of Directors as of February 23, 2009. The decision to retain SF was also recommended and approved by our Board of Directors.

The reports of Davis on our consolidated financial statements for the years ended December 31, 2006, and 2007, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except as to uncertainty regarding our ability to continue as a going concern.  In addition, from the date of Davis’ engagement, through the date of the termination of the engagement, we had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing cope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in their report.  In addition, during that time period, no “reportable events” occurred, as described in Item 304(a)(1)(iv) of Regulation S-K.

We did not consult with SF prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it or any other similar matter.

ITEM 9A[T].   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that (i) material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAME	AGE	POSITION
Mordechai Broudo	51	Chairman of the Board & Secretary
Shay Ben-Asulin	41	Director
Zach Sivan	39	Chief Executive Officer
Gabriel Kabazo	37	Chief Financial Officer
Asaf Lewin	44	Chief Technology Officer

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

Mr. Broudo’s extensive leadership experience and career with innovative companies in the technology sector provides the Board valuable expertise and perspective applicable to m-Wise’s employment of complex technology applications in its worldwide operations. Mr. Broudo’s business management experience also provides valuable insight into fiscal management and business development.

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

Mr. Ben-Asulin’s extensive experience and knowledge of international business operations and telecom and IT industries is particularly useful to the Board given the global presence and nature of the operations of the Company.

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

BOARD COMMITTEES

We do not have a standing audit committee, nominating committee or compensation committee. Because of our small size and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors, although we continue to seek an expert.

BOARD LEADERSHIP STRUCTURE AND BOARD ROLE IN RISK OVERSIGHT

Board Leadership Structure

Since February 2007, Mordechai Broudo has served as the Chairman of the Board and Zach Sivan as the Chief Executive Officer of the Company.

The Board recognizes that the leadership structure and combination or separation of the CEO and Chairman roles is driven by the needs of the Company at any point in time. The leadership structure at the Company has varied over time and has included combined roles, election of a presiding director, separation of roles, and other transition arrangements for succession planning. As a result, no policy exists requiring combination or separation of leadership roles and the Company’s governing documents do not mandate a particular structure. This has allowed the Board the flexibility to establish the most appropriate structure for the Company at any given time.

The Board has determined that the Company and its stockholders are currently best served by separating the CEO and Chairman roles as it provides effective risk oversight, and provides that independent Directors oversee such critical items as the Company’s financial statements, executive compensation, the selection and evaluation of directors and the day to day management of the Company.

Risk Oversight

The Board of Directors is responsible for overseeing the overall risk management process at the Company. Risk management is considered a strategic activity within the Company and responsibility for managing risk rests with executive management while the Board participates in the oversight of the process. Specifically, the Board has responsibility for overseeing the strategic planning process and reviewing and monitoring management’s execution of the corporate and business plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we are to receive copies of all Section 16(a) forms that these Reporting Persons file.  Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2009, the following transaction were reported late or not reported:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gabi Kabazo	-	-	-
Mordechai Broudo	-	-	-
Shay Ben Asulin	-	-	-
Zach Sivan	-	-	-

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

FAMILY RELATIONSHIPS

There are no familial relationships between our directors and officers.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the cash and all other compensation paid to our executive officers and directors during 2007, 2008 and 2009, including compensation from our subsidiary. The remuneration described in the table includes our cost of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table for 2007, 2008 and 2009

Name and principal position	Year	Salary $ (1)	Bonus $	Stock Awards $	Option Awards $ (2)	Non-equity Incentive-Plan Compensation $	All Other Compensation $	Total $
Zach Sivan	2009	152,200	—	—	110,600	—	—	262,800
CEO	2008	117,915	—	—	71,500	—	—	189,415
	2007	77,685	—	—	148,900	—	—	226,585

Gabi Kabazo	2009	108,000	—	—	63,200	—	—	171,200
CFO	2008	108,000	—	—	50,050	—	—	158,050
	2007	81,000	—	-	101,150	—	—	182,150

Mordechai Broudo	2009	109,992	—	—	104,300	—	—	214,292
Chairman	2008	109,992	—	—	100,100	—	—	210,092
	2007	109,992	—	—	202,300	—	—	312,292

(1) The amounts shown for Mr. Broudo include $109,992 accrued but not paid for each of 2007, 2008 and 2009 for his services as Chairman. .He did not receive any additional compensation for his other duties as a director.

(2) The amounts shown represent the aggregate grant date fair value of the options issued computed in accordance with FASB ASC Topic 718.

Director Compensation for 2009

The following table sets forth information regarding the compensation paid to Shay Ben Asulin, our sole non-employee director, who served as our director during the 2009 fiscal year. Compensation to Mordechai Broudo for his services as a director is included in the Summary Compensation Table:

Fees
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Shay Ben Asulin	30,000	—	—	—	—	—	30,000

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END TABLE

		Option Awards
				Equity Incentive
		Number of	Number of	Plan Awards:
		Securities	Securities	Number of
		Underlying	Underlying	Securities
		Unexercised	Unexercised	Underlying	Option
		Options	Options	Unexercised	Exercise	Option
		(#)	(#)	Unearned	Price	Expiration
Name		(Exercisable)	(Unexercisable)	Options (#)	($)	Date

Zach Sivan		5,000,000	-	-	0.02	12/29/2012
CEO	(1)	875,000	875,000	—	0.03	12/14/2015
	(2)	2,031,250	468,750	—	0.03	8/14/2014
	(3)	859,375	390,625	—	0.03	1/16/2015
	(4)	-	7,000,000		0.02	12/30/2013

Gabi Kabazo		3,500,000	-	-	0.02	12/29/2012
CFO	(5)	875,000	875,000	—	0.03	12/14/2015
	(6)	1,836,250	423,750	—	0.03	8/14/2014
	(7)	1,875,000	625,000	—	0.03	11/27/2014
	(8)	-	4,000,000		0.02	12/30/2013

Mordechai Broudo		7,000,000	-	-	0.02	12/29/2012
Chairman	(9)	7,500,000	2,500,000	—	0.03	11/27/2014
	(10)	1,750,000	1,750,000	—	0.03	12/14/2015
	(11)		7,000,000		0.03	12/30/2013

Shay Ben Asulin	(12)	875,000	875,000	—	0.03	12/14/2015
Director		500,000	-	—	0.02	12/29/2012

(1)	Out of the 875,000 unexercisable stock options, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.
(2)	468,750 will vest on August 14, 2010.
(3)	Out of the 390,625 unexercisable stock options, 78,125 will vest on January 16, 2010 and 312,500 will vest on January 16, 2011.
(4)
Out of the 7,000,000 unexercisable stock options, 1,750,000 will vest on December 30, 2010, 1,750,000 will vest on December 30, 2011, 1,750,000 will vest on  December 30, 2012 and 1,750,000 will vest on December 30, 2013.

(5)	Out of the 875,000 unexercisable stock options, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.
(6)	423,750 will vest on August 14, 2010.
(7)	625,000 will vest on November 27, 2010.
(8)
Out of the 4,000,000 unexercisable stock options, 1,000,000 will vest on December 30, 2010, 1,000,000 will vest on December 30, 2011, 1,000,000 will vest on  on December 30, 2012 and 1,000,000 will vest on December 30, 2013

(9)	2,500,000 will vest on November 27, 2010.
(10)	Out of the 1,750,000 unexercisable stock options, 875,000 will vest on December 14, 2010 and 875,000 will vest on December 14, 2011.
(11)
Out of the 7,000,000 unexercisable stock options, 1,750,000 will vest on December 30, 2010, 1,750,000 will vest on December 30, 2011, 1,750,000 will vest on December 30, 2012 and 1,750,000 will vest on December 30, 2013.

(12)	Out of the 875,000 unexercisable stock options, 437,500 will vest on December 14, 2010 and 437,500 will vest on December 14, 2011.

Stock Awards
Equity Incentive
	Number		Plan Awards:	Equity Incentive
	of Shares	Market	Number of	Plan Awards:
	or	Value of Shares	Unearned	Market or Payout
	Units	or Units of	Shares, Units or	Value of
	of Stock	Stock	Other	Unearned
	That	That	Rights	Shares, Units or
	Have	Have	That Have Not	Other Rights That
	Not	Not	Vested	Have
Name	Vested (#)	Vested ($)	(#)($)	Not Vested

Zach Sivan	—	—	—	—
CEO

Gabi Kabazo	—	—	—	—
CFO

Mordechai Broudo	—	—	—	—
Chairman

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2009, options to purchase our shares of common stock were issued to the following officers, directors as well as to certain employees of m-Wise (and its subsidiaries), in the amounts listed next to their names pursuant to the Israel Stock Option Plan (2003) and the International Share Option Plan (2003):

International Share Option Plan (2003):

Mati Broudo – 7,000,000 options

Gabriel Kabazo – 4,000,000 options

Israel Stock Option Plan (2003):

Zach Sivan – 7,000,000 options

Asaf Lewin – 2,000,000 options

Additionally, an aggregate of 440,000 options were issued pursuant to the International Share Option Plan (2003) and 4,000,000 options were issued pursuant to the Israel Stock Option Plan (2003) to other employees.

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

International Share Option Plan (2003):

Mati Broudo – 7,000,000 options

Shay Ben-Asulin – 500,000 options

Israel Stock Option Plan (2003):

Gabriel Kabazo – 3,500,000 options

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of the date hereof, we had 147,392,452 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS	SHARES OWNED	PERCENTAGE
Shay Ben-Asulin(1)	16,712,394	10.6%
Mordechai Broudo(2)	41,084,580	18.2
Miretzky Holdings Ltd.(3)	32,423,392	18.8
Gabriel Kabazo (4)	14,556,678	5.5
Asaf Lewin(5)	7,055,017	3.4
Inter-content Development for the Internet Ltd. (6)	8,513,841	5.8
Zach Sivan(7)	19,827,514	7.1
All officers and directors as a group (5 persons) (1)(2)(4)(5)(7)	99,236,183	38.7%

(1) Includes an aggregate of 2,250,000 options to purchase shares of common stock, granted to Shay Ben-Asulin.  Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen -David Cohen,  Law Offices,  14 Abba Hillel  Silver Rd. Ramat-Gan, Israel 52506.

(2) Includes an aggregate of 27,500,000 options to purchase  shares of common stock, granted to Mordechai Broudo.  Mordechai Broudo is the beneficial owner of Proton Marketing  Associates,  LLC, which owns part of these shares. The address of Proton  Marketing  Associates,  LLC is c/o  Doron  Cohen - David  Cohen,  Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 14,010,000  options to purchase  shares of common stock, granted to Gabriel Kabazo. The address of Gabriel Kabazo is c/o m-Wise.

(5) Includes an aggregate of 2,000,000  options to purchase  shares of common stock, granted to Asaf Lewin. The address of Asaf Lewin is c/o m-Wise.

(6) The address of Inter-Content Development for the Internet Ltd. is 18 Yohanan Ha'Sandlar St., Tel Aviv, Israel 63822. The beneficial owner of Inter-Content Development for the Internet is Mr. Jacob Marinka.

(7) Includes an aggregate  of  17,500,000  options to purchase  shares of common stock, granted to Zach Sivan. The address of Zach Sivan is c/o m-Wise.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND
LOAN GREEMENT.

We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and into Research and Development Services Agreements with our Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007, 2008 and 2009 to our Israeli subsidiary were $1,522,000, $1,760,000, $665,000, $683,964, $1,161,113, 1,085,824, $1,528,781, $1,689,278 and $596,336, respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid to SF Partnership LLP for services rendered in 2009 and 2008

	2009	2008

(1) Audit Fees	$26,350	$44,738

(2) Audit Related Fees	—	—

(3) Tax Fees	—	—

(4) All Other Fees	—	—

Audit fees are comprised of the fees charged in conjunction with the audit of the Company's annual financial statements, review of the Company's annual reports filed with the Securities and Exchange Commission on Form 10-K/, and review of the information contained in the Company's quarterly filings with the Securities and Exchange Commission on Form 10-Q.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Bylaws(2)
4.1	Purchase and registration rights agreement and schedule of details(2)
10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.5	Employment Agreement, Gabriel Kabazo(2)
10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)

10.7	Employment Agreement Asaf Lewin(2)
10.8	2003 International Share Option Plan(2)
10.9	Form of Option Agreement, 2003 International Share Option Plan(2)
10.10	2001 International Share Option Plan(2)
10.11	Form of Option Agreement, 2001 International Share Option Plan(2)
10.12	2003 Israel Stock Option Plan(2)
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)
10.14	2001 Israel Share Option Plan(2)
10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)
10.16	Investors' Rights Agreement dated January 11, 2001(2)
10.17	Stockholders Agreement(2)
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)
10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)
10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)
10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)
10.23	Appendices to 2003 Israel Stock Option Plan(2)
10.24	Appendices to 2001 Israel Share Option Plan(2)
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)
10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)
10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

14	Code of Ethics (5)
21.1	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

m-Wise, INC.

Date: March 12, 2010	By:	/s/ Mordechai Broudo
Mordechai Broudo Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 12, 2010	By:	/s/ Mordechai Broudo
Mordechai Broudo
Chairman

March 12, 2010	By:	/s/ Gabriel Kabazo
Gabriel Kabazo
Chief Financial Officer (principal financial officer and principal accounting officer)

March 12, 2010	By:	/s/ Zach Sivan
Zach Sivan
Chief Executive Officer

March 12, 2010	By:	/s/ Shay Ben Asulin
Shay Ben Asulin
Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Bylaws(2)
4.1	Purchase and registration rights agreement and schedule of details(2)
10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)
10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)
10.5	Employment Agreement, Gabriel Kabazo(2)
10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)
10.7	Employment Agreement Asaf Lewin(2)
10.8	2003 International Share Option Plan(2)
10.9	Form of Option Agreement, 2003 International Share Option Plan(2)
10.10	2001 International Share Option Plan(2)
10.11	Form of Option Agreement, 2001 International Share Option Plan(2)
10.12	2003 Israel Stock Option Plan(2)
10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)
10.14	2001 Israel Share Option Plan(2)
10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)
10.16	Investors' Rights Agreement dated January 11, 2001(2)
10.17	Stockholders Agreement(2)
10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)
10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)
10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)
10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)
10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)
10.23	Appendices to 2003 Israel Stock Option Plan(2)
10.24	Appendices to 2001 Israel Share Option Plan(2)
10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)

10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)
10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

14	Code of Ethics (5)
21.1	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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