Form 10-Q
period 2010-03-31
M WISE INC
filed 2010-05-17
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 17, 2010, was 148,392,452.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1:         Financial Statements

M-WISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 13

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$274,393	$165,504
Short-term investment	7,842	7,837
Accounts receivable - trade (net of allowance for doubtful accounts of $22,239; - $12,563)	784,302	822,741
Prepaid expenses and other assets	82,321	47,729
Government grants receivable	26,906	87,026

Total Current Assets	1,175,764	1,130,837

Long-term Prepaid Expenses	13,338	10,930
Plant and Equipment, net (note 3)	74,336	71,891

Total Long-term Assets	87,674	82,821

Total Assets	$1,263,438	$1,213,658

LIABILITIES
Current
Accounts payable - trade	$19,737	$46,541
Other payables and accrued expenses (note 8)	1,185,883	1,136,324
Advances from stockholder (note 4)	290,860	304,688
Billings in excess of costs on uncompleted contracts	-	24,400

Total Current Liabilities	1,496,480	1,511,953
Accrued Severance Pay (note 5)	139,089	127,493

Total Liabilities	1,635,569	1,639,446
Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6) (148,392,452 common stock; 2009 - 139,322,145 common stock)	252,267	236,848
Additional Paid-in Capital	12,037,074	11,850,838
Accumulated Deficit	(12,661,472)	(12,513,474)

Total Stockholders' Deficit	(372,131)	(425,788)

Total Liabilities and Stockholders' Deficit	$1,263,438	$1,213,658

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2010 and 2009
Unaudited

		(Note 13)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Sales
Customer services and technical support	$445,857	$305,591
Revenue share	252,016	284,241
Product sales and license	216,646	202,947

	914,519	792,779

Cost of Sales	338,453	178,365

Gross Profit	576,066	614,414

Expenses
General and administrative	596,366	335,052
Research and development	124,540	139,119

Total Expenses	720,906	474,171

(Loss) Earnings from Operations	(144,840)	140,243

Other Income (Expenses)
Extinguishment of debt	13,164	-
Interest and other	(16,322)	29,995

Total Other Income (Expenses)	(3,158)	29,995

(Loss) Earnings before Income Taxes	(147,998)	170,238
Provision for income taxes (note 7)	-	-

Net (Loss) Earnings and Comprehensive (Loss) Income	$(147,998)	$170,238

(Loss) Earnings Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	146,507,200	139,322,145

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
Unaudited

		(Note 13)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Cash Flows from Operating Activities
Net (loss) earnings	$(147,998)	$170,238
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Consulting fees paid by issuance of common stock	50,000	-
Depreciation	7,588	8,216
Expense paid by cashless exercise of warrants	3,172	-
Employee options vested	68,850	54,354

	(18,388)	232,808
Net changes in assets and liabilities:
Accounts receivable - trade	38,439	(17,678)
Prepaid expenses and other assets	(37,000)	8,454
Government grants receivable	60,120	-
Accounts payable - trade	(26,801)	(13,982)
Other payables and accrued expenses	49,559	(76,404)
Billings in excess of costs on uncompleted contracts	(24,400)	-
Accrued severance pay	11,596	(12,225)

Net Cash Provided by Operating Activities	53,125	120,973

Cash Flows from Investing Activities
Acquisition of plant and equipment	(10,036)	(1,769)
Short-term investment	(5)	-

Net Cash Used in Investing Activities	(10,041)	(1,769)

Cash Flows from Financing Activities
Payments to stockholder	(13,828)	(6,392)
Proceeds from issuance of common stock	79,633	-

Net Cash Provided by (Used in) Financing Activities	65,805	(6,392)

Net Increase in Cash	108,889	112,812

Cash - Beginning of Period	165,504	169,206

Cash - End of Period	$274,393	$282,018

Interest and Income Taxes Paid
During the year, the Company had cash flows arising from income taxes and interest paid as follows:

Interest	$21	$24

Income taxes	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

1.	Description of Business and Going Concern

a)	Description of Business

m-Wise Inc. (the "Company") is a Delaware corporation that develops interactive messaging platforms for mobile phone-based commercial applications, transactions, and information services with internet billing capabilities.

The Company's wholly-owned subsidiaries are: m-Wise Ltd., which is located in Israel and was incorporated in 2000 under the laws of Israel; and m-Wise Tecnologia LTDA., which is located in Brazil and was incorporated in 2009 under the laws of Brazil.

b)	Going Concern

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's negative working capital raises substantial doubt as to its ability to continue as a going concern. As at March 31, 2010 and December 31, 2009, the Company experienced a working capital deficit of $320,716 and $381,116, respectively.

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and achieving profitable operations.

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

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year.  Outlined below are those policies considered particularly significant:

a)	Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2010. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2009.

b)	Recent Accounting Pronouncements Affecting the Company

In February 2010, the FASB issued ASI 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASI 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASI 2010-9 to have a material impact on its financial statements.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

3.	Plant and Equipment, net

Plant and equipment is comprised of the following:

		March 31,		December 31,
		2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$73,559	$43,934	$73,559	$42,590
Computer equipment	185,014	140,511	174,978	134,292
Leasehold improvements	2,592	2,384	2,592	2,356

	$261,165	$186,829	$251,129	$179,238

Net carrying amount		$74,336		$71,891

Depreciation expenses of $6,920 (2009 - $7,584) and $668 (2009 - $632) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for all preferred class "C" shares as described in note 6. As of March 31, 2010 and December 31, 2009, the line of credit had an outstanding balance of $290,860 and $304,688, respectively.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at March 31, 2010 and December 31, 2009, the amount of the liabilities accrued were $387,205 and $353,880, respectively. Severance pay expenses for the three months ended March 31, 2010, and 2009 were $27,241 and $16,444 respectively.

The Company makes monthly payments to the severance funds with insurance companies, that the employees choose. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of March 31, 2010, and December 31, 2009, were $248,116 and $226,387, respectively.  Income earned from the deposit funds for 2010 and 2009 was immaterial.

6.	Capital Stock

Authorized:
310,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	March 31,	December 31,
	2010	2009
Issued:
148,392,452 Common stock (2009 - 139,322,145)	$252,267	$236,848

Stock Options and Warrants:

The Company has accounted for its stock options and warrants in accordance with SFAS No. 123(R) "Share-Based Payments" ("FAS No. 123(R)"), and SFAS No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure - an amendment of FASB Statements No. 123" ("SFAS No. 148"). The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following weighted average assumptions were used:

	2010		2009
	Israel	International	Israel	International
Expected discount yield	-%	-%	-%	-%
Risk-free interest rate	2.1%	1.5%	2.1%	1.2%
Expected volatility	122%	122%	122%	122%
Expected life in years	1.75	3.75	2	4

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

6.	Capital Stock (cont'd)

Warrants:

On December 18, 2009, the exercise price of the 5,263,158 warrants originally issued to Syntek was changed to $0.015, resulting in additional compensation cost of $17,369 included in interest and other.

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, and cash received was $79,633.

On January 17, 2010, 2,248,251 warrants were converted into 2,057,149 common shares in a cashless exercise.

Capital Stock:

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, and cash received was $79,633.

On January 17, 2010,  2,248,251 warrants were converted into 2,057,149 common shares, in a cashless exercise.

On February 1, 2010, the Company issued 750,000 common shares, valued at $30,000, for consulting services.

On March 10, 2010, the Company issued 1,000,000 common shares, valued at $20,000, for consulting services.

Stock Options:

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company, and under the International 2001 Share Option Plan, stock options for 300,000 common shares.  As of March 31, 2010, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. As of March 31, 2010, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

On August 3, 2009, the Company lowered the exercise price of 5,000,000 options in its Israel 2003 Stock Option Plan and 11,000,000 options in the International 2003 Share Option Plan to $0.02, resulting in additional compensation costs of $28,800 in accordance with SFAS 123(R), Paragraph A150. $28,800 was included in general and administrative expense.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

6.	Capital Stock (cont'd)

Stock Options (cont'd):

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

On March 23, 2010, 500,000 stock options at an exercise price of $0.03 were granted under the International 2003 Share Option Plan.

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Year ended December 31, 2009	207,343
Three months ended March 31, 2010	68,850

$1,591,438

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the three months ended March 31, 2010 and the year ended December 31, 2009:

	2010		2009
	Israel	International	Israel	International

Outstanding, beginning of period	38,901,400	39,616,797	25,901,400	28,176,797
Granted	-	500,000	13,000,000	11,440,000
Expired	-	-	-	-
Cancelled	-	-	-	-
Forfeited	(361,250)	-

Outstanding, end of period	38,540,150	40,116,797	38,901,400	39,616,797

Weighted average fair value of options granted during the period	$-	$0.0236	$0.0157	$0.0153

Weighted average exercise price of common stock options, beginning of period	$0.0262	$0.0286	$0.0315	$0.0356

Weighted average exercise price of common stock options granted in the period	$-	$0.0300	$0.0200	$0.0262

Weighted average exercise price of common stock options, end of period	$0.0262	$0.0356	$0.0262	$0.0286

Weighted average remaining contractual life of common stock options	2.27 years	2.40 years	2.5 years	2.63 year

7.	Income Taxes

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

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

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

The Company has deferred income tax assets as follows:

	March 31,	December 31,
	2010	2009
Deferred income tax assets
Loss carryforwards	$3,065,000	$3,027,000
Less: Valuation allowance	(3,065,000)	(3,027,000)

Total net deferred tax assets	$-	$-

For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of March 31, 2010, the Company had approximately $12,038,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
2029	123,000

$12,038,000

As of March 31, 2010, the Company had approximately $212,000 (December 31, 2009 - $187,000) in tax losses in its Israeli subsidiary which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

8.	Related Party Transactions

For the three months ended March 31, 2010, the Company incurred directors' consulting fees and salaries in the amount of $34,998 (2009 - $34,998). As of March 31, 2010, $637,722 (December 31, 2009 - $623,924) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Significant Customers

For the three months ended March 31, 2010, the Company had three major customers which primarily accounted for 24%, 20%, and 16% of total revenues. For the three months ended March 31, 2009, the Company had four major customers which primarily accounted for 35%, 18%, 17% and 11% of total revenues.

10.	Segmented Information

		Israel	USA	Brazil	Total

Gross revenue	March 31, 2010	$228,981	$685,538	$-	$914,519
	March 31, 2009	$165,683	$627,096	$-	$792,779
Net income (loss)	March 31, 2010	$(24,590)	$(77,708)	$(45,700)	$(147,998)
	March 31, 2009	$41,504	$128,734	$-	$170,238
Total assets	March 31, 2010	$515,718	$743,420	$4,300	$1,263,438
	December 31, 2009	$636,617	$577,041	$-	$1,213,658

For the three months ended March 31, 2010, the Company derived 24% (2009 - 17%) of its revenues from sales to the Far East, 14% from sales to Europe (2009 - 16%) and 62% (2009 - 67%) from sales to America.

11.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2011. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2010	$61,000
2011	38,400

$99,400

In addition, the Company is committed under operating vehicle leases as follows:

2010	$55,059
2011	45,852
2012	18,302
2013	2,046

$121,259

Rent expense paid during the three months ended March 31, 2010 and March 31, 2009 was $28,504 and $22,311, respectively.

12.	Government Grants

During the year 2009, the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. As at March 31, 2010 the Company received approximately $155,346 and no royalties have been paid. The amount was recorded as a reduction of the research and development expense incurred in the year. The Company will complete the project in 2010.

13.	Comparative Information

Certain comparative figures have been reclassified to conform to the current period’s financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009, we expanded and further established our presence in the Americas. We increased volume of sales in the US market and engaged and expanded relationships with many key players in the entertainment industry such as Fox Mobile Group, Universal Records and Warner Music. We also significantly strengthened our position as a mobile marketing leader and executed mobile marketing campaigns for companies like Kodak and WPP's Burson Marsteller agency.

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

During the first quarter of 2010, we made a strong investment effort in the expansion of our presence in the Brazilian market. We expanded the team dedicated to our Brazilian operations and set our first local human resources in the country. We strengthened our relationships with existing customers and other key players in Brazil such as mobile billing aggregators, local content providers and mobile carriers and we expect to see the results in significant growth in operation in this market towards the fourth quarter of fiscal 2010 and 2011. Naturally this investment will have an impact on our balance sheets during 2010. Brazil is one of the largest and fastest growing mobile markets worldwide and this market plays a key role in our growth strategy.

In addition, we have strengthened our position in the US market which is still our main market. We have initiated a focused approached to media and content companies which we believe are ready to take advantage of the mobile space and we expect to see the results of our efforts in the coming quarters of 2010.

For the rest of calendar 2010, we plan to continue our expansion in the US and Brazilian market and we plan to make our services available to many of the global players in the mobile entertainment market and so set the foundation to our expansion to other markets in Europe and in Latin America. We also plan to become more involved in the creative and operational side of our clients business and expand our role as a technology player and use our aggregated know how and expertise to provide more solutions and services to our existing and future clients.

Revenues

Our revenues grew from $792,779 in the three months ended March 31, 2009 to $914,519 in the three months ended March 31, 2010 and from $2,833,626 in the year ended December 31, 2008 to $3,166,276 in the year ended December 31, 2009. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the three months ended March 31, 2010, approximately 24% of our sales were derived from sales to Comtrend, 20% to Thumbplay and 16% to Boltcel. For the three months ended March 31, 2009, approximately 35% of our sales were derived from sales to Thumbplay, 18% to Arvato Mobile and 17% to Comtrend Corporation In the year ended December 31, 2009, approximately 32% of our sales were derived from sales to Thumbplay, 21% to Arvato Mobile and 10% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the three months ended March 31, 2010, we derived 62% of our revenues from sales in America, 14% from sales in Europe and 24% from sales in the Far East. Of these revenues, 75% were derived from sales by the Company, and 25% of our revenues were derived from sales by our subsidiary. For the three months ended March 31, 2009, we derived 67% of our revenues from sales in America, 17% from sales in the Far East and 16% from sales in Europe.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2009.

Revenues.

License fees and products. Revenues from license fees and products increased 7% to $216,646 for the three months ended March 31, 2010, from $202,947 for the same period in 2009. The increase is due to revenues which were derived from one contract with one customer during 2010 that were not earned in 2009.

Revenue share. Revenues from revenue share decreased 11% to $252,016 for the three months ended March 31, 2010, from $284,241 for the same period in 2009.   The decrease is primarily due to a loss of one customer during the three months ended March 31, 2010.

Customer services and technical support. Revenues from customer services and technical support increased 46% to $445,857 for the three months ended March 31, 2010, from $305,591 for the same period in 2009. The increase is primarily due to an increase in orders and corresponding demand for customer services during 2010.

Cost of revenues.

Cost of revenues increased 90% to $338,453 for the three months ended March 31, 2010, from $178,365 for the same period in 2009. The increase was primarily due to increase in revenues from customer services and technical support during the three month period ended March 31, 2010.

Operating expenses.

Research and development. Research and development expenses decreased 10% to $124,540 for the three months ended March 31, 2010, from $139,119 for the same period in 2009. This decrease was primarily due to an increase of $54,249 in government grant income, partially offset by a $28,805 increase in payroll and related expenses. Research and development expenses, stated as a percentage of revenues decreased to 14% for the three months ended March 31, 2010, from 18% for the same period in 2009.

General and administrative.

General and administrative expenses increased 78% to $596,366 for the three months ended March 31, 2010, from $335,052 for the same period in 2009. This increase was primarily due to a $71,804 increase in payroll and related expenses, a $67,638 increase in consulting expenses and a $47,827 increase in marketing expenses. General and administrative expenses, stated as a percentage of revenues increased to 65% for the three months ended March 31, 2010 from 42% for the same period in 2009.

Other income (expenses).

Our other expenses were $3,158 for the three months ended March 31, 2010 compared with other income of $29,995 for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $274,393 as of March 31, 2010 and $165,504 as of December 31, 2009. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of March 31, 2010, $290,860 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of May 13, 2010 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2010, net cash provided by operating activities was $53,125 primarily due to a $68,850 in employee vested options expense, a $60,120 decrease in government grants receivable and a $50,000 consulting fees paid by issuance of common stock, partially offset by our net loss of $ 147,998. In the same period in 2009, net cash provided by operating activities was $ $120,973 primarily due to our net earnings of $170,238 and $54,354 in employee vested options expense, partially offset by a $76,404 decrease in other payables and accrued expenses and a $17,678 increase in accounts receivable – trade.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2010, net cash used in investing activities was $10,041 consisting of an investment of $10,036 in equipment and a $5 increase in short-term investment. In the same period in 2009, net cash used in investing activities was $ $1,769 consisting of an investment of $1,769 in equipment.. For the three months ended March 31, 2010, net cash provided by financing activities was $65,805 consisting of $79,633 proceeds from issuance of common stock, partially offset by a $13,828 decrease in advances from shareholders. In the same period in 2009, net cash used in financing activities was $6,392 due to a decrease in advances from shareholders.

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

PART II:
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws(2)

4.1	Purchase and registration rights agreement and schedule of details(2)

10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.5	Employment Agreement, Gabriel Kabazo(2)

10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)

10.7	Employment Agreement Asaf Lewin(2)

10.8	2003 International Share Option Plan(2)

10.9	Form of Option Agreement, 2003 International Share Option Plan(2)

10.10	2001 International Share Option Plan(2)

10.11	Form of Option Agreement, 2001 International Share Option Plan(2)

10.12	2003 Israel Stock Option Plan(2)

10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)

10.14	2001 Israel Share Option Plan(2)

10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)

10.16	Investors' Rights Agreement dated January 11, 2001(2)

10.17	Stockholders Agreement(2)

10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)

10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)

10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)

10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)

10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)

10.23	Appendices to 2003 Israel Stock Option Plan(2)

10.24	Appendices to 2001 Israel Share Option Plan(2)

10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)

10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)

10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

21.1	List of Subsidiaries (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification. (1)

32.1	Certification by the Chairman Relating to a Periodic Report Containing Financial Statements. (1)

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. (1)

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

m-Wise, Inc.
(Registrant)

Date: May 17, 2010	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo
Title: Chairman

Date: May 17, 2010	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo
Title: Chief Financial Officer and Principal
Accounting Officer