Form 10-Q
period 2010-06-30
M WISE INC
filed 2010-08-13
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of August 12, 2010, was 148,392,452.

Index

i

PART I:
FINANCIAL INFORMATION

Item 1:       Financial Statements

M-WISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	2 - 3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 14

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$161,276	$165,504
Short-term investment	7,844	7,837
Accounts receivable - trade (net of allowance for doubtful accounts of $21,589; 2009 - $12,563)	656,933	822,741
Prepaid expenses and other assets	38,402	47,729
Government grants receivable	69,267	87,026

Total Current Assets	933,722	1,130,837

Long-term Prepaid Expenses	10,407	10,930
Plant and Equipment, net (note 3)	69,232	71,891

Total Long-term Assets	79,639	82,821

Total Assets	$1,013,361	$1,213,658

LIABILITIES
Current
Accounts payable - trade	$24,708	$46,541
Other payables and accrued expenses (note 8)	1,080,716	1,136,324
Advances from stockholder (note 4)	287,877	304,688
Billings in excess of costs on uncompleted contracts	11,000	24,400

Total Current Liabilities	1,404,301	1,511,953
Accrued Severance Pay (note 5)	142,964	127,493

Total Liabilities	1,547,265	1,639,446

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT

Capital Stock (note 6) (148,392,452 common stock;
2009 - 139,322,145 common stock)	252,267	236,848
Additional Paid-in Capital	12,105,556	11,850,838
Accumulated Deficit	(12,891,727)	(12,513,474)

Total Stockholders' Deficit	(533,904)	(425,788)

Total Liabilities and Stockholders' Deficit	$1,013,361	$1,213,658

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2010 and 2009
Unaudited

		(Note 13)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Sales
Customer services and technical support	$860,589	$574,837
Revenue share	344,864	506,811
Product sales and license	330,675	392,947

	1,536,128	1,474,595
Cost of Sales	611,574	362,894

Gross Profit	924,554	1,111,701

Expenses
General and administrative	1,108,880	730,156
Research and development	208,886	292,303

Total Expenses	1,317,766	1,022,459

(Loss) Earnings from Operations	(393,212)	89,242

Other Income (Expenses)
Extinguishment of debt	24,488	21,697
Interest and other	(9,529)	(3,053)

Total Other Income (Expenses)	14,959	18,644

(Loss) Earnings before Income Taxes	(378,253)	107,886
Provision for Income Taxes (note 7)	-	-

Net (Loss) Income and Comprehensive (Loss) Income	$(378,253)	$107,886

(Loss) Earnings Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	147,449,826	139,322,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2010 and 2009
Unaudited

		(Note 13)
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Sales
Customer services and technical support	$414,732	$269,246
Revenue share	92,848	222,570
Product sales and license	114,029	190,000

	621,609	681,816
Cost of Sales	273,121	184,529

Gross Profit	348,488	497,287

Expenses
General and administrative	512,515	395,104
Research and development	84,346	153,184

Total Expenses	596,861	548,288

Loss from Operations	(248,373)	(51,001)

Other Income (Expenses)
Extinguishment of debt	11,324	12,599
Interest and other	6,793	(23,950)

Total Other Income (Expenses)	18,117	(11,351)

Loss Before Income Taxes	(230,256)	(62,352)
Provision for Income Taxes (note 7)	-	-

Net Loss and Comprehensive Loss	$(230,256)	$(62,352)

Loss Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	148,392,451	139,322,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
Unaudited

		(Note13)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Cash Flows from Operating Activities
Net (loss) earnings	$(378,253)	$107,886
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Consulting fees paid by issuance of common stocks	50,000	-
Depreciation	15,902	14,888
Expense paid by cashless exercise of warrants	3,172	-
Stock based compensation	137,332	88,240

	(171,847)	211,014
Net changes in assets and liabilities:
Accounts receivable – trade	165,808	(219,940)
Government grant receivable	17,759	-
Prepaid expenses and other assets	9,850	4,047
Accounts payable – trade	(21,833)	(665)
Other payables and accrued expenses	(55,608)	(134,204)
Billings in excess of costs on uncompleted contracts	(13,400)	12,120
Accrued severance pay	15,471	3,449

Net Cash Used in Operating Activities	(53,800)	(124,179)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(13,243)	(4,880)
Acquisition of short-term investment	(7)	-

Net Cash Used in Investing Activities	(13,250)	(4,880)

Cash Flows from Financing Activities
Payments to stockholder	(16,811)	(2,069)
Proceeds from issuance of common stock	79,633	-

Net Cash Provided by (Used in) Financing Activities	62,822	(2,069)

Net Decrease in Cash	(4,228)	(131,128)

Cash - Beginning of Period	165,504	169,206

Cash - End of Period	$161,276	$38,078

Interest and Income Taxes
During the period, the Company had cash flows arising from income taxes and interest as follows:

Interest	$21	$43

Income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
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

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's negative working capital raises substantial doubt as to its ability to continue as a going concern. As at June 30, 2010, and December 31, 2009, the Company experienced a working capital deficit of $470,579 and $381,116, respectively.

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
June 30, 2010 and 2009
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

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:

		June 30,		December 31,
		2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$73,559	$45,277	$73,559	$42,590
Computer equipment	188,221	147,454	174,978	134,292
Leasehold improvements	2,592	2,409	2,592	2,356

	$264,372	$195,140	$251,129	$179,238

Net carrying amount		$69,232		$71,891

Depreciation expenses of $14,566 (2009 - $13,276) and $1,336 (2009 - $1,612) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with ASC 715, "Compensation - Retirement Benefits". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at June 30, 2010 and December 31, 2009, the amount of the liabilities accrued were $399,366 and $353,880, respectively. Severance pay expenses for the six months ended June 30, 2010, and 2009 were $55,205 and $25,451 respectively.

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
June 30, 2010 and 2009
Unaudited

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of June 30, 2010, and December 31, 2009, were $256,402 and $226,387, respectively.  Income earned from the deposit funds for 2010 and 2009 was immaterial.

6.	Capital Stock

Authorized:
310,000,000      Common stock, par value $0.0017 per share
170,000,000      Preferred stock
Series "A": convertible, voting,  par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting,  par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

		June 30,	December 31,
		2010	2009
Issued:
148,392,452	Common stock (2009 - 139,322,145 )	$252,267	$236,848

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

	2010		2009
	Israel	International	Israel	International
Expected discount yield	-%	-%	-%	-%
Risk-free interest rate	2.1%	1.5%	2.1%	1.2%
Expected volatility	122%	122%	122%	122%
Expected life in years	1.50	3.50	2	4

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
Unaudited

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

Stock Options:

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company, and under the International 2001 Share Option Plan, stock options for 300,000 common shares.  As of June 30, 2010, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. As of June 30, 2010, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

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
June 30, 2010 and 2009
Unaudited

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

Year ended December 31, 2001	$9,000
Year ended December 31, 2002	-
Year ended December 31, 2003	384,889
Year ended December 31, 2004	25,480
Year ended December 31, 2005	13,733
Year ended December 31, 2006	117,044
Year ended December 31, 2007	181,622
Year ended December 31, 2008	583,477
Year ended December 31, 2009	207,343
Six months ended June 30, 2010	137,332

$1,659,920

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the six months ended June 30, 2010 and the year ended December 31, 2009:

	2010		2009
	Israel	International	Israel	International

Outstanding, beginning of period	38,901,400	39,616,797	25,901,400	28,176,797
Granted	-	500,000	13,000,000	11,440,000
Expired	-	-	-	-
Cancelled	-	-	-	-
Forfeited	(361,250)	-	-	-

Outstanding, end of period	38,540,150	40,116,797	38,901,400	39,616,797

Weighted average fair value of options granted during the period	$-	$0.0236	$0.0157	$0.0153

Weighted average exercise price of common stock options, beginning of period	$0.0262	$0.0286	$0.0315	$0.0356

Weighted average exercise price of common stock options granted in the period	$-	$0.0300	$0.0200	$0.0262

Weighted average exercise price of common stock options, end of period	$0.0262	$0.0356	$0.0262	$0.0286

Weighted average remaining contractual life of common stock options	2.03 years	2.15 years	2.5 years	2.63 years

7.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
Unaudited

7.	Income Taxes (cont'd)

Under ASC 740, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Management determined that the values of its assets and liabilities recorded for financial reporting purposes are not materially different from their values for income tax purposes and therefore, no deferred tax assets/liabilities have been recorded in the accompanying financial statements to account for the temporary differences.

There are no differences between the Company's reported income tax expense on operating income and the expense that would otherwise result from the application of statutory rates. The Company's non capital loss carryforwards are being used to offset the current income tax expense.

The Company has deferred income tax assets as follows:

	June 30,	December 31,
	2010	2009
Deferred income tax assets
Loss carryforwards	$3,096,000	$3,027,000
Less: Valuation allowance	(3,096,000)	(3,027,000)

Total net deferred tax assets	$-	$-

For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of June 30, 2010, the Company had approximately $12,201,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
2029	286,000

$12,201,000

As of June 30, 2010, the Company had approximately $239,000 (December 31, 2009 - $187,000) and approximately $40,000 (December 31, 2009 - nil) in tax losses in its Israeli subsidiary and Brazil subsidiary, respectively, which will carryforward indefinitely.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009
Unaudited

8.	Related Party Transactions

During the six months ended June 30, 2010, the Company incurred directors' consulting fees and salaries in the amount of $69,996 (2009 - $69,996). As of June 30, 2010, $648,720 (December 31, 2009 - $623,924) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Significant Customers

For the six months ended June 30, 2010, the Company had four major customers which primarily accounted for 21%, 18%, 14% and 12% of total revenues. For the six months ended June 30, 2009, the Company had three major customers which accounted for 37%, 20%, and 11% of total revenues.

10.	Segmented Information

		Israel	USA	Brazil	Total

Gross revenue	June 30, 2010	$333,504	$1,153,783	$48,841	$1,536,128
	June 30, 2009	$392,468	$1,082,127	$-	$1,474,595
Net income (loss)	June 30, 2010	$(52,236)	$(285,885)	$(40,132)	$(378,253)
	June 30, 2009	$9,670	$98,216	$-	$107,886
Total assets	June 30, 2010	$412,908	$565,586	$34,867	$1,013,361
	December 31, 2009	$636,617	$577,041	$-	$1,213,658

For the six months ended June 30, 2010, the Company derived 18% (2009 - 11%) of its revenues from sales to the Far East, 19% from sales to Europe (2009 - 16%) and 63% (2009 - 73%) from sales to America.

11.	Commitments and Contingencies

The Company is committed under an operating lease for its premises expiring June 30, 2011. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2010	$38,400
2011	38,400

$76,800

In addition, the Company is committed under operating vehicle leases as follows:

2010	$33,420
2011	45,500
2012	18,380

$97,300

Rent expense paid during the six months ended June 30, 2010 and 2009 was $55,652 and $41,577 respectively.

12.	Government Grants

In 2009, the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. As at June 30, 2010 the Company received approximately $191,375 and no royalties have been paid. The amount was recorded as a reduction of the research and development expense incurred in the period. The Company will complete the project in 2010.

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

Further, calendar year 2009 was a key year in the evolution of mobile entertainment as the expansion and further penetration of improved mobile networks and mobile devices became a clear phenomena during this year. We foresee the expansion of mobile video and other rich media services as a result of improved mobile bandwidth and the growth of wide screen mobile devices and we continuously expand our investments in relevant and supporting technologies. With this evolution we expect to see in 2010 more and more businesses looking to establish and expand their presence and services in the mobile world and we believe that our one stop shop mobile platform will become very attractive for such companies and that we will continue to expand the reach of our business and our path of profit and growth.

During the first quarter of 2010, we made a strong investment effort in the expansion of our presence in the Brazilian market. We expanded the team dedicated to our Brazilian operations and set our first local human resources in the country. We strengthened our relationships with existing customers and other key players in Brazil such as mobile billing aggregators, local content providers and mobile carriers and we expect to see the results in significant growth in operation in this market towards the fourth quarter of fiscal 2010 and into 2011. We anticipate that this investment will have an impact on our balance sheets during 2010. Brazil is one of the largest and fastest growing mobile markets worldwide and this market plays a key role in our growth strategy.

During the second quarter of 2010 we have expanded the foundation of our position as a full service provider comparing to the technology orientation of our position so far. We signed an agreement with Universal Music where in addition to our technical platform services we also offer billing and customer care services and we expect to gain as a result a more significant role in our relationship with our partners and therefore higher revenues and profit rates.

During the second quarter of 2010, we also signed a number of deals with companies like Latcel and Snackable Media which validate our position as a strong player in mobile content and delivery in the US market and we expect to see the results in the coming quarters.

For the rest of calendar year 2010 we plan to continue to establish our growing position as a full service provider in the US and at the same time strengthen our position as a technology player in Brazil.

Revenues

Our revenues grew from $1,474,595 in the six months ended June 30, 2009 to $1,536,128 in the six months ended June 30, 2010 and from $2,833,626 in the year ended December 31, 2008 to $3,166,276 in the year ended December 31, 2009. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the six months ended June 30, 2010, approximately 21% of our sales were derived from sales to Thumbplay, 18% to Comtrend, 14% to Boltcel and 12% to Fox Mobile Group. For the six months ended June 30, 2009, approximately 37% of our sales were derived from sales to Thumbplay, 20% to Arvato Mobile and 11% to Comtrend Corporation In the year ended December 31, 2009, approximately 32% of our sales were derived from sales to Thumbplay, 21% to Arvato Mobile and 10% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the six months ended June 30, 2010, we derived 63% of our revenues from sales in America, 19% from sales in Europe and 18% from sales in the Far East. Of these revenues, 75% were derived from sales by the Company, and 25% of our revenues were derived from sales by our subsidiaries. For the six months ended June 30, 2009, we derived 73% of our revenues from sales in America, 11% from sales in the Far East and 16% from sales in Europe.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2009.

Revenues.

License fees and products. Revenues from license fees and products decreased 40% to $114,029 for the three months ended June 30, 2010, from $190,000 for the same period in 2009. The decrease is primarily due to $99,999 in revenues which was derived from one contract with one customer during 2009.

Revenue share. Revenues from revenue share decreased 58% to $92,848 for the three months ended June 30, 2010, from $222,570 for the same period in 2009.   The decrease is primarily due to a loss of one customer during the three months ended June 30, 2010.

Customer services and technical support. Revenues from customer services and technical support increased 54% to $414,732 for the three months ended June 30, 2010, from $269,246 for the same period in 2009. The increase is primarily due to an increase in orders and corresponding demand for customer services during 2010.

Cost of revenues.

Cost of revenues increased 48% to $273,121 for the three months ended June 30, 2010, from $184,529 for the same period in 2009. The increase was primarily due to increase in revenues from customer services and technical support during the three month period ended June 30, 2010.

Operating expenses.

Research and development. Research and development expenses decreased 45% to $84,346 for the three months ended June 30, 2010, from $153,184 for the same period in 2009. This decrease was primarily due to an increase of $77,913 in government grant income. Research and development expenses, stated as a percentage of revenues decreased to 14% for the three months ended June 30, 2010, from 22% for the same period in 2009.

General and administrative.

General and administrative expenses increased 30% to $512,515 for the three months ended June 30, 2010, from $395,104 for the same period in 2009. This increase was primarily due to a $67,626 increase in consulting expenses and a $45,345 increase in payroll and related expenses. General and administrative expenses, stated as a percentage of revenues increased to 82% for the three months ended June 30, 2010 from 58% for the same period in 2009.

Other income (expenses).

Our other income were $18,117 for the three months ended June 30, 2010 compared with other expenses of $11,351 for the same period in 2009.

SIX MONTHS ENDED JUNE 30, 2010, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2009.

Revenues.

License fees and products. Revenues from license fees and products decreased 16% to $330,675 for the six months ended June 30, 2010, from $392,947 for the same period in 2009. The decrease is primarily due to $302,946 in revenues which was derived from two contracts with two customers during 2009, partially offset by $215,704 in revenues which was derived from two contracts with two customers during 2010.

Revenue share. Revenues from revenue share decreased 32% to $344,864 for the six months ended June 30, 2010, from $506,811 for the same period in 2009.   The decrease is primarily due to a loss of one customer during the three months ended June 30, 2010.

Customer services and technical support. Revenues from customer services and technical support increased 50% to $860,589 for the six months ended June 30, 2010, from $574,837 for the same period in 2009. The increase is primarily due to an increase in orders and corresponding demand for customer services during 2010.

Cost of revenues.

Cost of revenues increased 69% to $611,574 for the six months ended June 30, 2010, from $362,894 for the same period in 2009. The increase was primarily due to increase in revenues from customer services and technical support during the three month period ended June 30, 2010.

Operating expenses.

Research and development. Research and development expenses decreased 29% to $208,886 for the six months ended June 30, 2010, from $292,303 for the same period in 2009. This decrease was primarily due to an increase of $132,162 in government grant income, partially offset by a $15,684 increase in travel expenses. Research and development expenses, stated as a percentage of revenues decreased to 14% for the six months ended June 30, 2010, from 20% for the same period in 2009.

General and administrative.

General and administrative expenses increased 52% to $1,108,880 for the six months ended June 30, 2010, from $730,156 for the same period in 2009. This increase was primarily due to a $117,149 increase in payroll and related expenses, a $135,264 increase in consulting expenses and a $44,830 increase in other expenses. General and administrative expenses, stated as a percentage of revenues increased to 72% for the six months ended June 30, 2010 from 50% for the same period in 2009.

Other income (expenses).

Our other income decreased 20% to $14,959 for the six months ended June 30, 2010, from $18,644 for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $161,276 as of June 30, 2010 and $165,504 as of December 31, 2009. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of June 30, 2010, $287.877 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for up to $10.0 million with Dutchess Private Equity Fund and as of August 12, 2010 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the six months ended June 30, 2010, net cash used in operating activities was $53,800 primarily due to our net loss of $378,253, partially offset by a $165,808 decrease in accounts receivable – trade and  $137,332 in employee vested options expense. In the same period in 2009, net cash used in operating activities was $124,179 primarily due to a $219,940 increase in accounts receivable – trade and a $134,204 decrease in other payables and accrued expenses, partially offset by our net earnings of $107,886.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the six months ended June 30, 2010, net cash used in investing activities was $13,250 consisting of an investment of $13,243 in equipment and a $7 increase in short-term investment. In the same period in 2009, net cash used in investing activities was $4,880 consisting of an investment of $4,880 in equipment.. For the six months ended June 30, 2010, net cash provided by financing activities was $62,822 consisting of $79,633 proceeds from issuance of common stock, partially offset by a $16,811 decrease in advances from shareholders. In the same period in 2009, net cash used in financing activities was $2,069 due to a decrease in advances from shareholders.

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

m-Wise, Inc. (Registrant)

Date: August 13, 2010	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: August 13, 2010	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo Title: Chief Financial Officer and Principal Accounting Officer