Form 10-Q
period 2010-09-30
M WISE INC
filed 2010-11-22
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of November 21, 2010, was 149,974,952.

i

PART I:
FINANCIAL INFORMATION

Item 1:        Financial Statements

M-WISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	F-2 - F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-15

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current
Cash	$68,507	$165,504
Restricted cash (note 12)	85,000	-
Short-term investment	7,846	7,837
Accounts receivable - trade (net of allowance for doubtful accounts of $30,642; 2009 - $12,563)	421,177	822,741
Prepaid expenses and other assets	27,321	47,729
Government grants receivable (note 13)	-	87,026

Total Current Assets	609,851	1,130,837

Deposits	12,909	10,930
Plant and Equipment, net (note 3)	63,634	71,891

Total Long-term Assets	76,543	82,821

Total Assets	$686,394	$1,213,658

LIABILITIES
Current
Accounts payable - trade	$55,738	$46,541
Other payables and accrued expenses (note 8)	1,059,898	1,136,324
Advances from stockholder (note 4)	291,794	304,688
Billings in excess of costs on uncompleted contracts	7,000	24,400

Total Current Liabilities	1,414,430	1,511,953
Accrued Severance Pay (note 5)	140,574	127,493

Total Liabilities	1,555,004	1,639,446

Commitments and Contingencies (notes 11 and 12)

STOCKHOLDERS' DEFICIT

Capital Stock (note 6) (149,974,951 common stock; 2009 - 139,322,145 common stock)	254,958	236,848
Additional Paid-in Capital	12,222,540	11,850,838
Accumulated Deficit	(13,346,108)	(12,513,474)

Total Stockholders' Deficit	(868,610)	(425,788)

Total Liabilities and Stockholders' Deficit	$686,394	$1,213,658

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2010 and 2009
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Sales
Customer services and technical support	$1,260,911	$978,698
Revenue share	402,334	776,594
Product sales and license	403,347	629,825

	2,066,592	2,385,117
Cost of Sales	863,758	666,377

Gross Profit	1,202,834	1,718,740

Expenses
General and administrative	1,675,527	1,177,613
Research and development	355,980	437,659

Total Expenses	2,031,507	1,615,272

(Loss) Earnings from Operations	(828,673)	103,468

Other (Expenses) Income
Extinguishment of debt	37,413	37,798
Interest and other	(14,943)	(4,840)

Total Other (Expenses) Income	22,470	32,958

(Loss) Earnings before Income Taxes	(806,203)	136,426

Provision for Income Taxes (note 7)	-	-

Net (Loss) Earnings	(806,203)	136,426
Foreign currency translation adjustment	(26,431)	-

Comprehensive (Loss) Income	$(832,634)	$136,426

Net (Loss) Earnings Per Share - Basic and Diluted	$(0.01)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	147,850,830	139,322,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2010 and 2009
Unaudited

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Sales
Customer services and technical support	$400,322	$403,861
Revenue share	57,470	269,783
Product sales and license	72,672	236,878

	530,464	910,522
Cost of Sales	252,184	303,483

Gross Profit	278,280	607,039

Expenses
General and administrative	566,647	443,956
Research and development	147,094	145,356

Total Expenses	713,741	589,312

(Loss) Earnings from Operations	(435,461)	17,727

Other (Expenses) Income
Extinguishment of debt	12,925	12,600
Interest and other	(7,528)	(1,787)

Total Other (Expenses) Income	5,397	10,813

(Loss) Earnings Before Income Taxes	(430,064)	28,540
Provision for Income Taxes (note 7)	-	-

Net (Loss) Earnings	(430,064)	28,540
Foreign currency translation adjustment	(24,317)	-

Comprehensive (Loss) Income	$(454,381)	$28,540

Net (Loss) Earnings Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	148,777,951	139,322,145

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash Flows from Operating Activities
Net (loss) earnings	$(832,634)	$136,426
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Consulting fees paid by issuance of common stocks	75,000	-
Depreciation	22,505	21,780
Stock based compensation	230,451	162,387
Net changes in assets and liabilities:
Accounts receivable - trade	401,564	(237,786)
Prepaid expenses and other assets	18,429	3,186
Government grants receivable	87,026	-
Accounts payable - trade	13,925	(3,673)
Other payables and accrued expenses	(76,426)	(132,873)
Billings in excess of costs on uncompleted contracts	(17,400)	12,120
Accrued severance pay	13,081	9,459

Net Cash Used in Operating Activities	(64,479)	(28,974)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(14,248)	(28,007)
Short-term investment	(9)	(68)
Net Cash Used in Investing Activities	(14,257)	(28,075)

Cash Flows from Financing Activities
Advances from stockholder	(12,894)	26
Proceeds from issuance of common stock	79,633	-

Net Cash Provided by Financing Activities	66,739	26
Net Decrease in Cash	(11,997)	(57,023)
Cash - Beginning of Period	165,504	169,206

Cash - End of Period	$153,507	$112,183

Cash
Cash	$68,507	$112,183
Restricted cash	85,000	-
	$153,507	$112,183
Interest and Income Taxes Paid
During the period, the Company had cash flows arising from income taxes and interest paid as follows:
Interest	$89	$178

Income taxes	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
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

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's negative working capital raises substantial doubt as to its ability to continue as a going concern. As at September 30, 2010 and December 31, 2009, the Company experienced a working capital deficit of $804,579 and $381,116, respectively.  The Company is currently being investigated by the United States Exchange Commission ("SEC") as disclosed in note 12(a), which could result in significant adverse effects to the Company including potential revoking of the Company's registration and/or significant fines and penalties.

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
September 30, 2010 and 2009
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

b)	Recent Accounting Pronouncements Affecting the Company

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance of the final update. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its financial statements.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:

		September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Furniture and equipment	$73,559	$46,620	$73,559	$42,590
Computer equipment	189,226	152,687	174,978	134,292
Leasehold improvements	2,592	2,436	2,592	2,356

	$265,377	$201,743	$251,129	$179,238

Net carrying amount		$63,634		$71,891

Depreciation expenses of $20,501 (2009 - $19,797) and $2,004 (2009 - $1,983) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary in accordance with ASC 715, "Compensation - Retirement Benefits". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at September 30, 2010 and December 31, 2009, the amount of the liabilities accrued were $440,236 and $353,880, respectively. Severance pay expenses for the nine months ended September 30, 2010, and 2009 were $75,456 and $59,590, respectively.

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
September 30, 2010 and 2009
Unaudited

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of September 30, 2010, and December 31, 2009, were $299,662 and $226,387, respectively.  Income earned from the deposit funds for 2010 and 2009 was immaterial.

6.	Capital Stock

Authorized:
310,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
	Series "A":	convertible, voting, par value of $0.0017 per share
	Series "B":	10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
	Series "C":	10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	September 30, 2010	December 31, 2009
Issued:
149,974,951 Common stock (2009 - 139,322,145)	$254,958	$236,848

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

	2010		2009
	Israel	International	Israel	International
Expected discount yield	-%	-%	-%	-%
Interest rate	2.1%	1.5%	2.1%	2.1%
Expected volatility	122%	122%	122%	122%
Expected life in years	1.25	3.25	2	4

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

6.	Capital Stock (cont'd)

On December 18, 2009, the exercise price of the 5,263,158 warrants originally issued to Syntek was changed to $0.015, resulting in additional compensation cost of $17,369 included in interest and other.

On January 7, 2010,  2,248,251 warrants were converted into 2,057,148 common shares, in a cashless exercise.

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, and cash received was $79,633.

On February 1, 2010, the Company issued 750,000 common shares, valued at $30,000, for consulting services.

On March 22, 2010, the Company issued 1,000,000 common shares, valued at $20,000, for consulting services.

On August 30, 2010, the Company issued 625,000 common shares, valued at $25,000, for consulting services.

On September 14, 2010, 1,000,000 warrants were converted into 957,500 common shares, in a cashless exercise.

Stock Options:

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company, and under the International 2001 Share Option Plan, stock options for 300,000 common shares.  As of September 30, 2010, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. As of September 30, 2010, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

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

The Company's results of operations for the nine months ended September 30, 2010 and 2009 include share-based employee compensation expense totaling $230,451 and $162,387, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in general and administrative, and research and development expenses.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the nine months ended September 30, 2010 and the year ended December 31, 2009:

	2010		2009
	Israel	International	Israel	International

Outstanding, beginning of year	38,901,400	39,616,797	25,901,400	28,176,797
Granted	-	500,000	13,000,000	11,440,000
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited	(361,250)	-	-	-

Outstanding, end of year	38,540,150	40,116,797	38,901,400	39,616,797

Weighted average fair value of options granted during the year	$-	$0.0236	$0.0157	$0.0153

Weighted average exercise price of common stock options, beginning of year	$0.0262	$0.0286	$0.0315	$0.0356

Weighted average exercise price of common stock options granted in the year	$-	$0.0300	$0.0200	$0.0262

Weighted average exercise price of common stock options, end of year	$0.0262	$0.0356	$0.0262	$0.0286

Weighted average remaining contractual life of common stock options	1.81 years	1.9 years	2.5 years	2.63 year

7.	Income Taxes

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
September 30, 2010 and 2009
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

The Company has deferred income tax assets as follows:

	September 30,	December 31,
	2010	2009
Deferred income tax assets
Loss carryforwards	$3,239,000	$3,027,000
Less: Valuation allowance	(3,239,000)	(3,027,000)

Total net deferred tax assets	$-	$-

For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of September 30, 2010, the Company had approximately $12,671,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
2029	756,000

$12,671,000

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

7.	Income Taxes (cont'd)

As of September 30, 2010, the Company had approximately $204,000 (December 31, 2009 - $187,000) and approximately $60,000 (December 31, 2009 - nil) in tax losses in its Israeli subsidiary and Brazil subsidiary, respectively, which will carryforward indefinitely.

8.	Related Party Transactions

During the nine months ended September 30, 2010, the Company incurred directors' consulting fees and salaries in the amount of $104,994 (2009 - $104,994). As of September 30, 2010, $664,953 (December 31, 2009 - $623,924) was unpaid and included in other payables and accrued expenses.

9.	Significant Customers

For the nine months ended September 30, 2010, the Company had four major customers which primarily accounted for 23%, 17%, 15% and 13% of total revenues. For the nine months ended September 30, 2009, the Company had three major customers which primarily accounted for 33%, 20% and 12% of total revenues.

10.	Segmented Information

		Israel	USA	Brazil	Total

Gross revenue	September 30, 2010	$395,360	$1,622,391	$48,841	$2,066,592
	September 30, 2009	$710,780	$1,674,337	$-	$2,385,117
Net income (loss)	September 30, 2010	$(16,809)	$(756,121)	$(59,704)	$(832,634)
	September 30, 2009	$52,403	$84,023	$-	$136,426
Total assets	September 30, 2010	$225,340	$445,759	$15,295	$686,394
	December 31, 2009	$636,617	$577,041	$-	$1,213,658

For the nine months ended September 30, 2010, the Company derived 15% (2009 - 12%) of its revenues from sales to the Far East, 24% from sales to Europe (2009 - 16%) and 61% (2009 - 72%) from sales to America.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

11.	Commitments

Operating Vehicle Leases and Rent Expense

The Company is committed under an operating lease for its premises expiring June 30, 2011. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2010	$19,200
2011	38,400

$57,600

In addition, the Company is committed under operating vehicle leases as follows:

2010	$17,190
2011	61,460
2012	34,340
2013	10,690

$123,680

Rent expense paid during the nine months ended September 30, 2010 and 2009 was $79,118 and $58,991, respectively.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009
Unaudited

12.	Contingencies

a)	SEC investigation

The SEC commenced an investigation concerning the Company, certain Officers and Directors of the Company, and certain other unrelated entities for violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Sections 5 and 17(a) of the Securities Act of 1933.  The activity that is subject of the alleged violations occurred in 2005. The SEC issued a Wells Notice on September 14, 2010 stating that it was its intention to recommend to the SEC that it bring a civil injunctive action against the Company.  In connection with the contemplated civil action, the SEC may seek a permanent injunction, disgorgement plus pre judgment interest and civil penalties.  In addition, the SEC indicated that it intends to recommend that the SEC institute an administrative proceeding pursuant to Section 12(j) of the Exchange Act against the Company to determine whether it is appropriate to suspend or revoke the registration of the Company’s securities.  The SEC has not brought a formal action against the Company, accordingly, the Company cannot predict the outcome of the matter.

b)	Letter of Credit

As at September 30, 2010, the Company had a standby letter of credit outstanding of $85,000 (December 31, 2009 - $0). The facility is secured by cash of $85,000 (December 31, 2009 - $0).

13.	Government Grants

In 2009, the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. As at September 30, 2010, the Company received approximately $230,315 with no further funds to be received from the government. No royalties have been paid as there have been no sales from the related products for the nine month period ending September 30, 2010. The amount was recorded as a reduction of the research and development expense incurred in the period. The Company completed the project in May 2010.

14.	Comparative Information

Certain comparative figures have been reclassified to conform to the current period’s financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of 2010, we have encountered some disappointing results from marketing campaigns of one of our key customers which, based on the revenue share nature of our partnership, resulted in significantly less revenues from that customer comparing to what was expected. While we continue to work with that customer to improve the results of its marketing campaigns, we had to review the use of relevant resources on our end and re-organize the use of these resources in a way that will be reflected in cost cutting in Q4 2010. At the same time we were able to secure a few more deals in the US and Brazilian market and we expect these deals to add considerable contribution to our balance sheet as of Q4 2010 or Q1 2011.

For the rest of calendar year 2010 we plan to continue to establish our growing position as a full service provider in the US and at the same time strengthen our position as a technology player in Brazil.

Revenues

Our revenues dropped from $2,385,117 in the nine months ended September 30, 2009 to $2,066,592 in the nine months ended September 30, 2010 and grew from $2,833,626 in the year ended December 31, 2008 to $3,166,276 in the year ended December 31, 2009. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the nine months ended September 30, 2010, approximately 23% of our sales were derived from sales to Thumbplay, 17% to Fox Mobile Group, 15% to Comtrend and 13% to Boltcel. For the nine months ended September 30, 2009, approximately 33% of our sales were derived from sales to Thumbplay, 20% to Arvato Mobile and 12% to Comtrend Corporation. In the year ended December 31, 2009, approximately 32% of our sales were derived from sales to Thumbplay, 21% to Arvato Mobile and 10% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the nine months ended September 30, 2010, we derived 61% of our revenues from sales in America, 24% from sales in Europe and 15% from sales in the Far East. Of these revenues, 79% were derived from sales by the Company, and 21% of our revenues were derived from sales by our subsidiaries. For the nine months ended September 30, 2009, we derived 72% of our revenues from sales in America, 12% from sales in the Far East and 16% from sales in Europe. Of these revenues, 70% were derived from sales by the Company, and 30% of our revenues were derived from sales by our subsidiaries

For the year ended December 31, 2009, we derived 76% of our revenues from sales in America, 14% from sales in Europe and 10% from sales in the Far East. Of these revenues, 69% were derived from sales by the Company, and 31% of our revenues were derived from sales by our subsidiary.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues.

License fees and products. Revenues from license fees and products decreased 69% to $72,672 for the three months ended September 30, 2010, from $236,878 for the same period in 2009. The decrease is primarily due to $111,666 in revenues which was derived from two contracts with two customers during 2009.

Revenue share. Revenues from revenue share decreased 79% to $57,470 for the three months ended September 30, 2010, from $269,783 for the same period in 2009.   The decrease is primarily due to a loss of one customer during the three months ended September 30, 2010.

Customer services and technical support. Revenues from customer services and technical support decreased 1% to $400,322 for the three months ended September 30, 2010, from $403,861 for the same period in 2009.

Cost of revenues.

Cost of revenues decreased 17% to $252,184 for the three months ended September 30, 2010, from $303,483 for the same period in 2009. The decrease was primarily due to a decrease in payroll and related expenses during the three month period ended September 30, 2010.

Operating expenses.

Research and development. Research and development expenses increased 1% to $147,094 for the three months ended September 30, 2010, from $145,356 for the same period in 2009. Research and development expenses, stated as a percentage of revenues increased to 28% for the three months ended September 30, 2010, from 16% for the same period in 2009.

General and administrative.

General and administrative expenses increased 28% to $566,647 for the three months ended September 30, 2010, from $443,956 for the same period in 2009. This increase was primarily due to a $78,430 increase in consulting expenses and a $57,513 increase in professional services expenses. General and administrative expenses, stated as a percentage of revenues increased to 107% for the three months ended September 30, 2010 from 49% for the same period in 2009.

Other income

Other Incomes for the three months ended September 30, 2010 decreased 50% to $5,397 from $10,813 for the same period in 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues

License fees and products. Revenues from license fees and products decreased 36% to $403,347 for the nine months ended September 30, 2010, from $629,825 for the same period in 2009.
The decrease is primarily due to $414,612 in revenues which was derived from two contracts with two customers during 2009, partially offset by $151,700 in revenues which was derived from seven contracts with seven customers during 2010.

Revenue share. Revenues from revenue share decreased 48% to $402,334 for the nine months ended September 30, 2010, from $776,594 for the same period in 2009.   The decrease is primarily due to a loss of one customer during the nine months ended September 30, 2010.

Customer services and technical support. Revenues from customer services and technical support increased 29% to $1,260,911 for the nine months ended September 30, 2010, from $978,698 for the same period in 2009.

Cost of revenues.

Cost of revenues increased 30% to $863,758 for the nine months ended September 30, 2010, from $666,377 for the same period in 2009. The increase was primarily due to increase in revenues from customer services and technical support during the nine month period ended September 30, 2010.

Operating expenses.

Research and development. Research and development expenses decreased 19% to $355,980 for the nine months ended September 30, 2010, from $437,659 for the same period in 2009. This decrease was primarily due to an increase of $101,919 in government grant income, partially offset by a $16,899 increase in stock options expenses. Research and development expenses, stated as a percentage of revenues, decreased to 17% for the nine months ended September 30, 2010, from 18% for the same period in 2009.

General and administrative.

General and administrative expenses increased 42% to $1,675,527 for the nine months ended September 30, 2010, from $1,177,613 for the same period in 2009. This increase was primarily due to a $213,694 increase in consulting expenses, a $152,909 increase in payroll and related expenses and a $83,366 increase in professional services expenses. General and administrative expenses, stated as a percentage of revenues, increased to 81% for the nine months ended September 30, 2010, from 49% for the same period in 2009.

Other income

Other Income for the nine months ended September 30, 2010 decreased 32% to $22,470 from $32,958 for the same period in 2009.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $153,507 as of September 30, 2010 and $165,504 as of December 31, 2009. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of September 30, 2010, $291,794 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of November 15, 2010 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the nine months ended September 30, 2010, net cash used in operating activities was $64,479 primarily due to our net loss of $832,634, partially offset by a $401,564 decrease in accounts receivable and a $230,451 in employee vested options expense. In the same period in 2009, net cash used in operating activities was $28,974 primarily due to a $ 237,786 increase in accounts receivable, partially offset by a $162,387 in employee vested options expense.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the nine months ended September 30, 2010, net cash used in investing activities was $14,257 consisting of an investment of $14,248 in equipment and a $9 increase in short-term investment. In the same period in 2009, net cash used in investing activities was $28,075 consisting of an investment of $28,007 in equipment and a $68 increase in short-term investment. For the nine months ended September 30, 2010, net cash provided by financing activities was $66,739 consisting of $79,633 proceeds from issuance of common stock, partially offset by a $12,894 decrease in advances from shareholders.. In the same period in 2009, net cash provided by financing activities was $26 due to an increase in advances from shareholders.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

The United States Securities Exchange Commission commenced an investigation titled “Score One, Inc.” concerning the Company, certain Officers and Directors of the Company and certain other unrelated entities for violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Sections 5 and 17(a) of the Securities Act of 1933.  The activity that is the subject of the alleged violations occurred in 2005.  The SEC issued a Wells Notice on September 14, 2010 stating that it was its intention to recommend to the SEC that it bring a civil injunctive action against the Company.  In connection with the contemplated civil action, the SEC may seek a permanent injunction, disgorgement plus pre judgment interest and civil penalties.  In addition, the SEC indicated that it intends to recommend that the SEC institute an administrative proceeding pursuant to Section 12(j) of the Exchange Act against the Company to determine whether it is appropriate to suspend or revoke the registration of m-Wise’s securities.  The investigation is still in the non-public phase and the SEC has not brought a formal action against the Company.  The Company cannot predict the outcome of the matter. In addition, the SEC issued Wells Notices to certain Officers and Directors of the Company. The SEC may seek disgorgement, prejudgment interest, civil penalties, an officer and director bar, and a penny stock bar against them.

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

m-Wise, Inc. (Registrant)

Date: November 22, 2010	By:	/s/ Mordechai Broudo
Name: Mordechai Broudo Title: Chairman

Date: November 22, 2010	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo Title: Chief Financial Officer and Principal Accounting Officer