Form 10-K
period 2010-12-31
M WISE INC
filed 2011-03-31
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2010, 148,392,452 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the 2nd fiscal quarter, was approximately $5,039,573   based on the closing sale price for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 30, 2011, there were 174,539,726 shares of our common stock issued and outstanding.

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

      When used in this Annual Report on Form 10-K, the words "m-Wise," "we," "our," and "us" refers to m-Wise, Inc., a Delaware corporation.

PART I

ITEM 1.   BUSINESS

BACKGROUND

We were incorporated in Delaware in February 2000 under the name of Wireless Auctions, Inc. We develop, manufacture, market and support a software and hardware-based wireless application platform marketed under the brand MOMA platform. A platform, in the wireless industry, is an entry point for services and content from different types of media (such as the Internet, magazines, television) into the mobile networks, and through them to their customers- the mobile phone users. The MOMA platform enables cellular operators and wireless application service providers to deliver data and multimedia value-added services and content to their customers such as: person to person telephone calls, text messaging, ring tones, sports news and alerts, pictures and TV voting for contest shows, over wireless networks. Our platform is an end-to-end application and middleware platform that includes monitoring, billing, reporting, content management, customer care, application development, generic application engines, third-party provisioning and centralized third-party management tools. These services are called value-added services in the wireless industry. Our platforms have been utilized since March 2000 in over 300 applications across more than 50 European and Asian networks for over 50 various internationally known content and media providers. These include applications such as content delivery services, games, information services, alerts, advertising and promotions, which were developed and delivered on a hosted basis for content and media providers, through our wholly owned UK subsidiary and its Italian, French and Spanish subsidiaries.

In the second half of 2002, we ceased operating and owning hardware infrastructure in order to concentrate on licenses and installed sales of our technology, and the operations of our UK subsidiary and consequently, its European subsidiaries were discontinued.. Our UK subsidiary had three wholly owned subsidiaries: (i) m-Wise s.a.r.l. (France), which previously provided sales and customer support in France, and the sole officer and director of which was Mordechai Broudo, our Chief Executive Officer; (ii) m-Wise S.r.l. (Italy), which previously provided sales and customer support in Italy, and the sole officer and director of which was Shay Ben-Asulin, our Chairman and Secretary; and (iii) m-Wise Spain, S.L, which previously provided sales and customer support in Spain, and the sole officer and director of which was Mordechai Broudo.

Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. The liquidation of our UK subsidiary and its subsidiaries is not likely to affect our revenues in Europe as our European clients contract directly with us, or via a channel partner.

We currently primarily operate through m-Wise Ltd., our wholly owned subsidiary in Israel and m-Wise Tecnologia LTDA, our subsidiary in Brazil.  The officers of our Israeli subsidiary are Zach Sivan, Chief Executive Officer, Asaf Lewin, Chief Technology Officer, and Gabriel Kabazo, Chief Financial Officer. We currently sell our MOMA Platform directly, through potential channel partners and through regional representatives in Taiwan, Philippines, Colombia, Brazil and the United States.

INDUSTRY BACKGROUND

GROWING MARKET FOR VALUE-ADDED SERVICES.

The wireless communications market primarily consists of cellular telephone networks, but also includes pagers, personal digital assistants, and private mobile networks such as those used by utility companies and delivery services. Value added services constitute significant additional revenue sources for wireless networks and wireless application service providers (otherwise known as WASPs), and in the last few years, have become essential components of cellular services. This has been documented by industry analysts and journalists, as well as by the financial reports from various cellular operators that describe data services as a growing percentage of the carriers' revenues.

Originally utilized solely for telephone communications, the wireless phone networks have added data and multimedia content for the benefit of their subscribers, such as, but not limited to:

•	SMS - short messaging service - enables subscribers to send and receive up to 160 character text messages and graphics images;

•	EMS - enhanced message service - enables subscribers to send and receive high quality images and graphics;

•	MMS - multimedia messaging service - enables the delivery of further enhanced images and audio files;

•	WAP - web application protocol - enables subscribers to access the Internet and send and receive email;

•	Content download – enables subscribers to download digital content such as ringtones, pictures, animations, games and video files to their mobile handsets;

•	Interactive media - such as quizzes and online gaming, enabled, inter alia, by Java (J2ME) technology;

•	Subscriber information - such as stock quotes or sports news;

•	"Push" technology - enables content providers to broadcast advertisements to subscribers;

•	Community services - such as chat and dating; and

•	Entertainment media - including radio stations, music and magazines.

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

GROWING IMPORTANCE OF MIDDLEWARE AND CONTENT DELIVERY SOLUTIONS

Our MOMA Platform plays the role of content and service delivery platform, which provides a centralized approach to middleware. We view the role of our middleware as central to the service offering by reducing the complexity in the supply chain. Wireless operators and wireless application service providers currently negotiate with a large number of industry players to deliver content, including access providers, payment providers, content aggregators and applications developers. We emphasize our business value as reducing service development costs for wireless operators and wireless application service providers by providing a single horizontal platform on which to build and deliver value added services, and on which to manage value added services, content, and billing relationships. We believe that the single middleware solution that we provide reduces the time spent negotiating with third parties regarding the implementation and running of new services, and the management of those agreements.

We believe that middleware and content delivery solutions will play a central role in the wireless operator and wireless application service providers' service delivery offering. The core middleware will be installed on the operator and wireless application service provider’s network to fulfill the functions of service development and management, with smaller versions of the platform installed at the operator or wireless application service providers' subsidiaries in additional geographic markets to share central sources of information. We believe this approach lowers the costs for the operator by centralizing the processes that are currently built individually by content providers, geographic market, and other criteria.

THE M-WISE STRATEGY

We believe that we recognized the role of middleware and content delivery solutions in an increasingly complex platform strategy early, and that we positioned ourselves to successfully prove the capacity of our content and service delivery platform to act as middleware for wireless value added services, regardless of different standards, device types and/or billing infrastructures. One of the ways in which we are promoting our middleware technology is by addressing the requirements of wireless operators and wireless application service providers requirements for a centralized platform on which to build and manage value added services content and applications from a number of different providers. In a similar approach, we are targeting wireless application service providers in order to provide them with a centralized platform on which to develop and deliver their own service offering. We believe that there is a strong synergy for us in acquiring a mobile content provider that sells directly to consumers, although no assurance can be given that such acquisitions will be made. With the power of our current technology and geographical reach, a direct approach to consumers can have a tremendous effect on our revenues and profitability.

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

PRODUCTS

We develop, manufacture, market and support a software and hardware-based Content and Service Delivery Platform marketed under the brand MOMA Platform (MOMA is a middleware, i.e. a bundle of hardware and software parts that together provide all the functionalities described herein). The hardware consists of off-the-shelf products, which include an array of servers, network switches, high availability power supply and digital storage devices, that our customers purchase per our specifications, or that we may purchase on their behalf, typically for no additional consideration other than the cost of such hardware components. Other customers may use an extension of the MOMA platform that is hosted by us as an outsourced service for content and service delivery. The main software that runs these hardware components consists of the MOMA proprietary software code which we have developed. In addition, we use standard off-the-shelf software (such as Linux, JSP, Microsoft SQL, Checkpoint's firewall solutions, Tomcat) for which we purchase licenses for our use or on behalf of our customers and freeware.

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

     o  Increase value added services revenues by accelerating the time to market for third-parties and by increasing the number of content providers, media companies and other enterprises     able to enter the wireless value added services market;

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

     o    Manage and deliver mobile oriented content catalogues and adapt such content to the large variety of mobile handsets by automatically identifying  handsets while downloading the content and transcoding the content to comply with such handsets' specifications; and

     o    Allow third parties to customized presentation layers such as web and WAP interfaces to display content and applications and link value added services with such IP based interfaces.

One example of how our middleware or MOMA Platform works is as follows:

     (i)   a consumer watching television sees an advertisement inviting the consumer to purchase and download a new ring tone for their cellular phone, by sending an SMS via their cellular phone;

     (ii)   our customer, the mobile operator, will then send back to the consumer a SMS or a WAP Push message, redirecting them to a download site on the Internet, where the consumer may retrieve the requested ring tone.

To enable this type of service, a middleware, such as our MOMA Platform, performs the following:

     (a)   the platform receives the consumer's SMS from the network, in this case the request to download a certain ring tone;

     (b)   the platform then composes the response SMS to the consumer;

     (c)   the platform hosts the download site for the new ring tone and enables the mobile operator to monitor the response to the advertisement offering the new ring tone in real time;

     (d)   the platform identifies the type of handset used for the ringtone download and adapts the selected ringtone to the given handset prior to the download event by such handset;

     (e)   the platform enables the mobile operator to issue a variety of reports regarding its services, including revenue breakdown, billing and settlement;

     (f)   the platform enables our client to modify the content of their services, such as edit language of messages and add new content items for sale; and

     (g)   the platform interfaces with the mobile operator's network and can flexibly determine the billing and pricing arrangement between the consumer and mobile operator.

The functions described above are performed by the MOMA Platform proprietary code that we have developed, which requires standard operating systems and hardware (mainly servers) to operate.

The MOMA Platform software is designed to enable its users to customize and manage certain aspects of the product, such as the "look and feel" of the user interface, the language of the user interface, and the connection of the MOMA Platform to external services. Further customization, when required, is also priced in addition to the license fee.  We also provide our customers with various other services, such as standard-level product support and maintenance, product upgrades (typically at an annual fee of 15% of initial license price), and remote management and service monitoring, each of which are priced separately.

Our MOMA Platform, embodied in hardware and software technology, provides operators of mobile data systems the capability to offer the above services and other interactive content services. Our technology facilitates necessary billing and customer service functions and interfaces with commercially available media content.

CUSTOMERS

Our current wireless data customers include a variety of global wireless application service providers and wireless operators. For the year ended December 31, 2007, Thumbplay represented 46% of our sales, Comtrend Corporation represented 14% of our sales and Supportcomm represented 13% of our sales. For the year ended December 31, 2008, Thumbplay represented 45% of our sales, Arvato Mobile represented 17% of our sales and Comtrend Corporation represented 9% of our sales. For the year ended December 31, 2009, Thumbplay represented 32% of our sales, Arvato Mobile represented 21% of our sales and Comtrend Corporation represented 10% of our sales. For the year ended December 31, 2010, Thumbplay represented 22% of our sales, Fox Mobile Group represented 19% of our sales and Comtrend Corporation represented 16% of our sales.

None of our customers are affiliated with us, our subsidiary, or any of our officers, directors or principal shareholders.

SALES CHANNELS

We primarily operate through international and regional sales representatives to distribute and sell our products on a project-by-project basis. For example, we recently signed an OEM  agreement with Comverse Technologies according to which, Comverse will distribute our content delivery solutions to their customer base which consists of a few hundred wireless operators. In this framework, we cooperate with Comverse in RFP processes and demonstrations to potential customers. The agreement with Comverse states a transfer price between the Company and Comverse consisting of volume-based license fees, labor-based professional services and annual support and maintenance services.

RESEARCH AND DEVELOPMENT

We devote significant resources to research and development. In January 2003, we were jointly awarded with Hewlett Packard a Singapore-Israel Research and Development Foundation government grant of $186,343 USD to upgrade the MOMA platform to support MMS and J2ME (Java technology for wireless applications) for wireless carriers in the Far East.

This grant was funded during the years ended December 31, 2003, and 2004, and is reflected in our consolidated financial statements. We expect to continue significant research and development activities to integrate new technologies into our platform. During the year ended December 31, 2007, we expended $642,766 on research and development activities while for the year ended December 31, 2008, we expended $758,693 on research and development activities. During the year ended December 31, 2009, we expended $548,673 on research and development activities and during the year ended December 31, 2010, we expended $517,259 on research and development activities

INTELLECTUAL PROPERTY

Our intellectual property rights is an integral part of our business. We protect our intellectual property rights by the use of contractual provisions with our customers and partners embodied in our license and partnership agreements.  We further have procedures to maintain the confidentiality of trade secrets. Most of our intellectual property is embodied in software. The functionality of all software can eventually be reverse engineered, given enough time and resources. We rely on common law for protection of our trademarks "MOMA Gateway" and "m-Wise".

COMPETITION

We encounter competition from numerous competitors, including dozens of smaller companies addressing niche content markets. Our larger competitors include Unipier Ltd. in SMS and MMS, Mobilitech, Inc. in J2ME and centralized technology platforms (middleware), Akumitti, End2end,  Openwave Systems Inc. in application platforms, and LogicaCMG and Materna GmbH Information & Communications in the middleware arena. We believe our competitive strengths are our superior technology, which has been greatly enhanced since its release, as well as our technical experience in integrating our middleware with various third-party technologies already existing within the cellular operator or wireless application service providers network (e.g. SMSCs, MMSCs and legacy billing systems). We also believe our competitive strengths are further enhanced by our presence in the market through our sales to large local and global wireless service providers in each of the relevant vertical markets, partnering with industry-leading global and regional OEM/channel partners as well as local sales representatives, flexibility, and commercial experience in the industry.

EMPLOYEES

Together with our subsidiary, we employ a total of fourteen employees, including our executive officers. Three employees are employed by m-Wise and eleven employees are employed by m-Wise Israel, one of whom also provide his services to us (Mr. Lewin). All employment agreements with our executive officers and directors are described below under the caption "Executive Compensation." We believe our employee relations to be excellent, however, no assurance can be given that such relations will be maintained in the future. None of our employees is represented by a labor union, and all are employed on a full-time basis.

Since we have determined to pursue an aggressive objective, which will require us to maintain competitive advantages in a range of areas, we intend to maintain a small core of highly skilled technical experts in key areas. This team will be responsible for maintaining the leadership of our technology platform, designing our future technology upgrades and products, and utilizing outsourced development firms on an as-needed basis to implement the necessary codes and assist us in dealing with peaks derived from sales and projects.

We anticipate that managing potential growth during 2011-2012 while maintaining a small core team will require us to hire additional personnel, as required by growing sales volumes. In the event that the level of our business increases, we may have to hire additional personnel. We would expect that such personnel would include a few additional personnel for technical support, account management and sales support for the distribution channels. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (the Israeli federation of employers’ organizations) apply to our Israeli employees. These provisions principally concern the maximum length of the workday and the workweek, minimum wages, paid annual vacation, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli CPI (Consumer Price Index). The amounts and frequency of such adjustments are modified from time to time.

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

ITEM 3.   LEGAL PROCEEDINGS

We are currently not involved in any material legal proceedings.  However, the United States Exchange Commission ("SEC") commenced an investigation concerning the Company, along with certain Officers and Directors of the Company, and other unrelated entities for alleged violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Sections 5 and 17(a) of the Securities Act of 1933 which occurred in 2005. The Company and its officers and directors agreed to enter into a settlement in the amount of $400,000 on February 8, 2011 without admitting or denying any wrongdoing.

The Company's Brazil subsidiary is in negotiation in connection with an outstanding case with the former landlord of the premises rented for the Company's representative during his stay in Brazil. The outcome of the case is undeterminable at this point, as is any resulting settlement.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

As of March 30, 2011, there were 25 owners of record of our common stock, which on March 1, 2005, started trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "MWIS".

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
3/31/08	$0.11	$0.04
6/30/08	$0.06	$0.03
9/30/08	$0.05	$0.02
12/31/08	$0.03	$0.02
3/31/09	$0.03	$0.02
6/30/09	$0.03	$0.02
9/30/09	$0.04	$0.02
12/31/09	$0.04	$0.02
3/31/10	$0.06	$0.02
6/30/10	$0.08	$0.04
9/30/10	$0.06	$0.03
12/31/10	$0.04	$0.01

On March 30, 2011, the closing bid price of our common stock was $0.02 per share.

There are currently outstanding warrants for the purchase of 40,430,761 shares of our common stock.  In addition, there are 52,589,447 shares of our common stock reserved under employee stock option plans pursuant to which additional shares may be issued. As of March 30, 2011, 174,539,726 shares of common stock are issued and outstanding.

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

The following table sets forth information relating to securities authorized for issuance under our equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information
as of December 31, 2010

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders	107,928,980	$0.015	41,928
Equity compensation plans not approved by security holders		$--	0
Total	107,928,980	$0.015	41,928

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated in February 2000 and commenced operations immediately thereafter. Initially, we primarily provided pan-European wireless application service provider operations by hosted MOMA Platform services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy, and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. Altogether, we were enabling delivery and billing of value added data services to over 100 million wireless users by our clients, such as content and media providers, advertising agencies, and entertainment companies.

We gained strong credibility and experience as a wireless application service provider during calendar years 2000 and 2001, while we continued to build and develop our wireless middleware product. The wireless application service providers’ operations provided us the ability to commercially test our product across multiple geographic and vertical markets, to test our Platform's management of multiple applications and services across various operators and partners, and to test our time-to-market and cost efficiencies in developing value added services using different protocols for the transmission of data and methods of user service interactions (e.g. SMS, IVR and J2ME). SMS, which stands for Short Messaging Service, is built into all GSM cellular phones and enables subscribers to send and receive text messages of up to 160 characters. IVR, which stands for Interactive Voice Response, is utilized, among others, for billing certain value added services using premium-rate fixed-line phone systems. J2ME, which utilizes Java programming technology built into certain cellular phones, enables applications to be written once for a wide range of devices, to be downloaded dynamically, and to leverage each device’s native capabilities. However, we lacked sufficient financial and management resources to dominate the pan-European wireless application service providers market and achieve profitability. During the year ended December 31, 2001, we had no revenues and incurred a net loss of $4,442,913. By December 31, 2001, we had invested $569,389 in equipment, and had capital and lease costs of $84,414.

Due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002, our management decided to transition our focus away from pan-European wireless application service providers and moved towards installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products. Therefore, our management decided to liquidate, or allow the liquidation of the UK subsidiary, m-Wise Ltd., and its three subsidiaries in Italy, France and Spain, by creditors and local legal authorities. Our UK subsidiary was dissolved pursuant to Section 652A of the Companies Act of 1985 on November 11, 2003. Through November 11, 2003, we had invested $3.2 million in the UK subsidiary and its subsidiaries. The operations of those subsidiaries were accounted for as discontinued operations in our financial statements.

Our shift away from hosted wireless application services using our Platform enabled us to focus more on the core middleware benefits of our technology in calendar year 2002. This shift toward installed platforms also coincided with growing interest, as documented by wireless industry analysts, among cellular operators and service providers for wireless middleware's capability to support strategic service delivery.

During calendar year 2002, we channeled our research and development efforts to enhance and update our middleware technology to interface with advanced and emerging wireless technologies such as MMS (Multimedia Messaging Service - delivery of highly enhanced images and audio files) and J2ME. We also upgraded our middleware platform to incorporate modules for application deployment and management, for centralized management of multiple value added services and multiple third-party content and media providers, and for managing increased data traffic and real-time billing and reporting requirements.

Also during year calendar 2002, we restructured our sales efforts toward establishing distribution channels via original equipment manufacturers (“OEM”s) and partnerships with major IT vendors and system integrators. During this period, we took important steps to move from a direct sales strategy to using channel partners and original equipment manufacturers to distribute our products. We were therefore building partnerships with large original equipment manufacturers and system integrators that already had large sales teams, existing relationships with cellular operators, the visibility and brand value to interest potential new clients, and the requisite financial backing to support the long sales cycle and finance our customers where necessary. In calendar year 2003, we had to direct our research and development resources in an effort to respond to specific business opportunities that were introduced to us by our distributors and original equipment manufacturers, as well as to be able to meet our customers enhanced requirements in elements such as increased transactions volume support and new J2ME possibilities. We also had to make significant cuts in our expenses to offset the effects of the delay in finalizing agreements with several prospective clients. We believe that we have managed to do so without affecting the quality of our products and the level of customer service we provide. We believe that our current product offering is very attractive to the market, both in terms of quality and pricing tag.

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

During calendar year 2005, we continued to follow-up with the rapid changes in the mobile entertainment market, especially with the growing introduction of enhanced mobile entertainment services through the third generation infrastructure for wireless services, and the continuous development of wireless handsets and their ability to present higher levels of multi media. We invested significant research and development efforts in complying with these changes, and indeed, the delivery of enhanced mobile entertainment services became a central part of the MOMA Platform functionalities. We also identified a growing trend in the market that changed the way potential wireless operators and application service provider customers acquired mobile entertainment platform functionalities. We identified that many potential customers preferred to outsource platform functionalities to service providers (ASPs) rather than to purchase platform and install on site (Customer Premises Model). We invested significant funds and efforts in the infrastructure that was required for this ASP model. Many of the customers that we acquired in 2005 chose to use the hosted license model, and this also had an influence on our cash-flow as the business model was based on monthly payments of on-going license and professional service fees instead of lump-sum license fee that is typical of the customer site installed model. We believe that the hosted model was actually beneficial to the stability of our revenues, as although we have to waive relatively large initial fees against platform license, in the long term we are being compensated in steady and growing streams of monthly revenues.

During calendar year 2006, we invested extensive efforts in establishing our customer base and expanding our distribution channels. We implemented a very large project for our Brazilian customer, SupportComm, in which we went through a very significant enhancement of our technology and its capacity. We also expanded the term and scope of our relationship with our US based customer, Thumbplay, and significantly expanded the range of products and services that we provide to this customer, who is currently the leading mobile entertainment service provider in the US market. We worked very closely with Comverse Technologies in a technical evaluation process that resulted in being selected by Comverse as their OEM solution for content management and delivery. According to the agreement, Comverse will distribute our technology to its customer base, and this agreement represents a substantial expansion of our sales opportunities.

During calendar year 2007, we were able to acquire prestige and market leader customers, and strengthen the profit share model that we began developing in 2005. We signed profit share based agreements with News International, part of the News Corp group, to deliver mobile entertainment services in conjunction with leading UK newspapers, The Sun and The Times. We signed a profit share based agreements with Telcogames, a leading mobile games company, to provide a hosted environment for the delivery of their services to their customers. This deal expanded the reach of our technology and it made it available to the large market of mobile games providers that we actively pursue. We signed a deal with Arvato Mobile, part of the great media group Bertelsmann and one of the largest leaders in mobile entertainment worldwide, to provide large variety of mobile content management and delivery services on a profit share model. We also strengthened our relationships with existing customers such as Thumbplay, SupportComm, Logia Mobile and Interchan (formerly Comtrend) by providing the needed support and technical expertise for their expansion and further developing the basis for cooperation. We determined that the business shift made in 2005 from a license model to profit share model started to bear the desired outcome by generating a stable business environment for recurring revenues and consistently increasing profitability. Also during 2007, we made considerable business development investments in the penetration into the US market and the establishment of a local sales and marketing presence.

During calendar 2008, we expanded our business in our primary markets, the USA and Brazil. Our US presence, which we established in 2007, developed and expanded as we had intended, and we signed new agreements in this territory during 2008. We geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope, which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in the future. We also laid the groundwork for two additional significant business deals in the US which we executed in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and David2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that intend to launch their services in Brazil using our technology. We were able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and were able to benefit from the revenue share model that we have established with some of them and we have seen an increase in our revenues following their respective growth in business. Unfortunately we had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. In addition, the global economic downturn reflected in the activity of some of our customers, yet despite that, we experienced significant improvement in our revenue growth of 23% since 2007.

Calendar year 2009 was an exciting year for m-Wise in which we had to face many challenges imposed by the global economic downturn.  However, we were able to continue the path of growth of the Company and turn the 2008 loss into profit.

During 2009 we expanded and further established our presence in the US. We increased volume of sales in the US market and engaged and expanded relationships with many key players in the entertainment industry such as Fox Mobile Group, Universal Records and Warner Music. We also significantly strengthened our position as a mobile marketing leader and executed mobile marketing campaigns for companies like Kodak and WPP's Burson Marsteller agency.

Additionally, we expanded our penetration into the Latin and Central America markets. We established a local presence in Brazil and launched new mobile entertainment services for local market leaders such as Zero 9, Mega-Vas and Boltcel. We believe that Brazil is a key market for m-Wise and we plan to expand our presence in this country and use it to establish access to additional Latin American markets such as Mexico and Argentina. We also signed an agreement with the Digicel Group of mobile carriers who selected us to deliver mobile content services in 26 Caribbean and Central and Latin American markets.

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

Calendar year 2010 has been a challenging and exciting year for m-Wise. The rapid changes in the mobile technology world forced the Company to deal with many quick changes in the way mobile entertainment consumption has evolved in the last couple of years as well as with the changes in policies and regulations of mobile carriers.

Unfortunately the investment we made in initiating our local presence in Brazil has not created the desired results as of yet and at the same time we have also experienced some disappointing results in some of our revenue share based business clients, which altogether lead us to the implementation of company re-organization and overall cost cutting.

We were able to acquire new important customers such as Snackable Media, Universal Music Group and Latcel, all are leading businesses in their respective space, and we continue to see demand for our technology and services.

We are also witnessing many consolidations in the mobile technology space and we believe that it would be beneficial to pursue an active participation in a larger range of mobile services. We have actively started to explore opportunities in these directions and we regularly report about any significant development in this respect.

Revenues

We derive revenues from product sales, licensing, revenue share, customer services and technical support. We experienced rapid revenue growth between the years ended December 31, 2000 and December 31, 2002. Our revenues grew from $26,216 in the year ended December 31, 2000 to $1,051,975 in the year ended December 31, 2002, however, we experienced a sharp decline in our revenues during the year ended December 31, 2003 to $361,721, a decrease of 66% which management believes resulted from a generally soft telecommunications sector and demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Comtrend (from $403,870 in 2002 to $11,480 in 2003. The 2002 Comtrend revenues were from the sale of the license, while in 2003 Comtrend revenues were limited to support fees.) Our growing dependency on third parties' marketing capability and our significantly reduced sales resources prevented us from achieving enough sales in that fiscal year. $361,721 in the year ended December 31, 2003 to $1,361,055 in the year ended December 31, 2004, to $2,168,434 in the year ended December 31, 2005, to $2,230,264 in the year ended December 31, 2006, to $2,295,260 in the year ended December 31, 2007, to $2,833,626 in the year ended December 31, 2008 and to $3,166,276 in the year ended December 31, 2009, however, we experienced a sharp decline in our revenues during the year ended December 31, 2010 to $2,767,959, a decrease of 13% which demonstrates the dynamic nature of our business. A significant portion of the decline in revenues related to the decline in business from Arvato Mobile (from $657,406 in 2009 to $42,749 in 2010.)  Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new agreements there can be no assurance that such agreements will be secured or that they will generate significant revenue.

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

Customers and customer concentration -Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to our revenues will continue to be from a small number of significant customers. In the year ended December 31, 2010, approximately 22% of our sales were derived from sales to Thumbplay, 19% to Fox Mobile Group and 16% to Comtrend Corporation.

In the year ended December 31, 2009, approximately 32% of our sales were derived from sales to Thumbplay, 21% to Arvato Mobile and 10% to Comtrend Corporation.

In the year ended December 31, 2008, approximately 45% of our sales were derived from sales to Thumbplay, 17% to Arvato Mobile and 9% to Comtrend Corporation.

Geographical breakdown- We sell our products primarily to customers in North and South America and Europe. For the year ended December 31, 2010, we derived 58% of our revenues from sales in North and South America, 26% from sales in Europe and 16% from sales in the Far East. Of these revenues, 80% were derived from sales by the Company, and 20% of our revenues were derived from sales by our subsidiaries.

For the year ended December 31, 2009, we derived 76% of our revenues from sales in North and South America, 14% from sales in Europe and 10% from sales in the Far East. Of these revenues, 69% were derived from sales by the Company, and 31% of our revenues were derived from sales by our subsidiary.

For the year ended December 31, 2008, we derived 71% of our revenues from sales in North and South America, 19% from sales in Europe and 10% from sales in the Far East. Of these revenues, 99% were derived from sales by the Company, and 1% of our revenues were derived from sales by our subsidiary

Cost of revenues

Cost of revenues represents customer services and technical support, which is comprised of the salaries and related costs for our technical staff that provide those services and support, and related overhead expenses.

Operating expense

Our operation expenses is comprised of research and development expenses and general and administrative expenses.

Research and development - Our research and development expenses consist primarily of salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred, except equipment purchases that are depreciated over the estimated useful lives of the assets.

General and administrative - Our general and administrative expenses consist primarily of salaries and related expenses of our executive, financial, administrative and sales and marketing staff. These expenses also include costs of professional advisors such as legal and accounting experts, depreciation expenses as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.

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

Revenue recognition - Revenues from products sales are recognized on a completed-contract basis, in accordance withAccounting Standard Codification (“ASC”) 605 “Revenue Recognition”. We have primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of- completion method. Revenue is recognized only after all the three stages of deliverables are complete; installation, approval of acceptance tests results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can function without on-going support.

Technology license revenues are recognized in accordance with ASC 605 at the time the technology and license is delivered to the customer, collection is probable, the fee is fixed and determinable, a persuasive evidence of an agreement exists, no significant obligation remains under the sale or licensing agreement and no significant customer acceptance requirements exist after delivery of the technology.

Revenue share is recognized as earned based on a certain percentage of our clients' revenues from selling services to end users. Usage is determined by receiving confirmation from the clients.

Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the period of the related contract.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues

Product Sales and License -  Revenues from Product Sales and License decreased 37% to $500,304 for the year ended December 31, 2010 from $795,096 for the same period in 2009. The decrease is primarily due to $459,612 in revenues which was derived from two contracts with two customers during 2009 that was not earned in 2010, partially offset by $197,805 in revenues that was derived from nine contracts with nine customers during 2010 that was not earned in 2009.

Revenue share - Revenues from revenue share decreased 36% to $639,999 for the year ended December 31, 2010 from $1,004,202 for the same period in 2009. The decrease primarily consisted of $415,713 in revenues which was derived from a customer during 2009 that was not earned in 2010.

Customer services and technical support - Revenues from customer services and technical support increased 19% to $1,627,656 for the year ended December 31, 2010 from $1,366,978 for the same period in 2009. The increase is primarily due to an increase in orders and corresponding demand for customer services during 2010.

Cost of revenues

Product Sales and License-  Cost of Product Sales and License decreased 24% to $98,505 for the year ended December 31, 2010 from $129,964 for the year ended December 31, 2009. This decrease was primarily due to lower revenues from license fees and products during 2010.

Customer services and technical support - Cost of customer services and technical support increased 36% to $1,042,990 for the year ended December 31, 2010 from $767,293 for the year ended December 31, 2009. This increase was primarily due to an increase in orders and corresponding demand for customer services during 2010.

Operating expenses

Research and development - Research and development expenses decreased 6% to $517,259 for the year ended December 31, 2010 from $548,673 for the year ended December 31, 2009. This decrease was primarily due to a $152,132 decrease in payroll and related expenses, partially offset by a $63,221 increase in the number of employee options that vested in 2010. Research and development expenses, stated as a percentage of revenues, increased to 19% for the year ended December 31, 2010, from 17% year ended December 31, 2009.

General and administrative -  General and administrative expenses increased 61% to $2,596,240 for the year ended December 31, 2010 from $1,610,215 for the year ended December 31, 2009. This increase was primarily due to a $419,139 increase in the number of employee options that vested in 2010, a $226,815 increase in consulting expenses and a $220,140 increase in payroll and related expenses. General and administrative expenses, stated as a percentage of revenues, increased to 94% for the year ended December 31, 2010, from 51% for the year ended December 31, 2009.

Financing income and expenses

Financing expenses - Our financing expenses decreased 67% to $8,118 for the year ended December 31, 2010 from $24,899 for the same period in 2009. This decrease was primarily due to a $17,297 expense incurred in 2009 due to revaluation of warrants issued to a stockholder.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception have been private sales of equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $219,625 as of December 31, 2010 and $173,341 as of December 31, 2009. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. (See “Item 13 - Certain Relationships and Related Transactions, and Director Independence”) and as of March 30, 2011 we have no existing lines of credit agreements with banks. We have a $500,000 credit line agreement with Miretzky Holdings Limited (“Miretzky”). As of December 31, 2010, $294,158 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10 million with Dutchess Private Equity Fund, and for the year ended December 31, 2010 we have drawn $828,675 under the Equity Line. The Equity Line is not interest bearing.

We will need approximately $1.8 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which total approximately $130,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors. Currently, we do not believe that our future capital requirements for equipment and facilities will be material, however, no assurance can be given that such future capital requirements will not increase in the future.

Operating activities.

For the year ended December 31, 2010 net cash provided by operating activities was $31,427 primarily due to $714,930 employee options vested, a $483,661 decrease in accounts receivables – trade and a $429.297 increase in other payables and accrued expenses, partially offset by our net loss of $1,942,419. For the year ended December 31, 2009 net cash provided by operating activities was $35,399 primarily due to our net earnings of $82,985 and $207,343 employee options vested, partially offset by a $216,131 increase in accounts receivables – trade and a $87,026 increase in government grants receivable.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment.

For the year ended December 31, 2010, net cash used in investing activities was $54,246 primarily consisting of an investment in equipment and a restricted short-term investment. For the year ended December 31, 2009, net cash used in investing activities was $37,846 primarily consisting of an investment in equipment.

For the year ended December 31, 2010, net cash provided by financing activities was $69,103, which consists of a $79,633 proceeds from issuance of common stock, partially offset by a $10,530 decrease in advances from shareholders.

For the year ended December 31, 2009, net cash used in financing activities was $1,188, which is attributable to a decrease in advances from shareholders.

Going Concern

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements, relating to the uncertainty of our ability to continue as a going concern, due to our limited operating history, our lack of historical profitability, and limited funds. Management believes that it will be able to raise the required funds for operations from bank financings, or from one or more future offerings, and to be able to achieve our business plan. Risks inherent in the business may affect the outcome of Management's plans.

Market Risk

We do not currently use financial instruments for trading purposes and do not currently hold any derivative financial instruments that could expose us to significant market risk.

Corporate Tax Rate

Our net operating loss carry-forwards in the United States for tax purposes amount approximately $13.8 million as of December 31, 2010.

Impact of Inflation and Currency Fluctuation

Substantially all of our revenues are denominated in dollars or are dollar-linked, but we incur a portion of our expenses, principally salaries and related personnel expenses in Israel, in New Israeli Shekels (NIS). In 2010, 41% of our costs were incurred in NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the United States Dollar or that the timing of this devaluation will lag behind inflation in Israel. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

M-WISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
m-Wise, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of m-Wise, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada	CHARTERED ACCOUNTANTS
March 22, 2011	Name

M-WISE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current
Cash and cash equivalents	$219,625	$173,341
Restricted short-term investment (note 13b)	40,000	-
Accounts receivable - trade (net of allowance for doubtful
accounts of $34,542; 2009 - $12,563)	339,080	822,741
Prepaid expenses and other assets	45,858	47,729
Government grants receivable	-	87,026
Total Current Assets	644,563	1,130,837
Deposits	14,276	10,930
Plant and Equipment, net (note 4)	57,213	71,891
Total Long-term Assets	71,489	82,821
Total Assets	$716,052	$1,213,658
LIABILITIES
Current
Accounts payable - trade	$37,338	$46,541
Other payables and accrued expenses (notes 5 and 10)	1,565,621	1,136,324
Advances from stockholder (note 6)	294,158	304,688
Billings in excess of costs on uncompleted contracts	131,036	24,400
Total Current Liabilities	2,028,153	1,511,953
Accrued Severance Pay (note 7)	181,815	127,493
Total Liabilities	2,209,968	1,639,446
Commitments and Contingencies (note 13)
STOCKHOLDERS' DEFICIT
Capital Stock (note 8) (149,974,952 common stock;
2009 - 139,322,145 common stock)	254,958	236,848
Additional Paid-in Capital	12,707,019	11,850,838
Accumulated Deficit	(14,455,893)	(12,513,474)
Total Stockholders' Deficit	(1,493,916)	(425,788)
Total Liabilities and Stockholders' Deficit	$716,052	$1,213,658

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Years Ended December 31, 2010 and 2009

	2010	2009
Sales
Customer services and technical support	$1,627,656	$1,366,978
Revenue share	639,999	1,004,202
Product sales and license	500,304	795,096
	2,767,959	3,166,276
Cost of Sales	1,141,495	897,257
Gross Profit	1,626,464	2,269,019
Expenses
General and administrative	2,596,240	1,610,215
Research and development	517,259	548,673
Foreign exchange loss	39,544	2,247
Total Expenses	3,153,043	2,161,135
(Loss) Earnings from Operations	(1,526,579)	107,884
Other Expenses
Loss for settlement (note 5)	400,000	-
Interest and other	8,118	24,899
Total Other Expenses	408,118	24,899
(Loss) Earnings before Income Taxes	(1,934,697)	82,985
Provision for Income Taxes (note 9)	7,722	-
Net (Loss) Earnings and Comprehensive (Loss) Income	$(1,942,419)	$82,985
(Loss) Earnings Per Share - Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	148,386,225	139,322,145

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, January 1, 2009	139,322,145	$236,848	$11,626,126	$(12,596,459)	$(733,485)
Cancellation and reissue of
warrants	-	-	17,369	-	17,369
Options vested for employee
services	-	-	207,343	-	207,343
Net earnings	-	-	-	82,985	82,985
Balance, December 31, 2009	139,322,145	$236,848	$11,850,838	$(12,513,474)	$(425,788)
Balance, January 1, 2010	139,322,145	$236,848	$11,850,838	$(12,513,474)	$(425,788)
Stock options exercised	8,277,807	14,072	70,289	-	84,361
Stocks issued for consulting
services	2,375,000	4,038	70,962	-	75,000
Options vested for consulting
services	-	-	28,400	-	28,400
Options vested for employee
services	-	-	686,530	-	686,530
Net loss	-	-	-	(1,942,419)	(1,942,419)
Balance, December 31, 2010	149,974,952	$254,958	$12,707,019	$(14,455,893)	$(1,493,916)

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (loss) earnings	$(1,942,419)	$82,985
Adjustments to reconcile net (loss) earnings to net cash
provided by (used in) operating activities:
Consulting fees paid by issuance of common stocks	79,728	-
Depreciation	28,924	28,882
Stock based compensation	714,930	207,343
Cancellation and reissue of warrants	-	17,369
	(1,118,837)	336,579
Net changes in assets and liabilities:
Accounts receivable - trade	483,661	(216,131)
Prepaid expenses and other assets	1,871	(9,545)
Government grants receivable	87,026	(87,026)
Accounts payable - trade	(9,203)	19,397
Other payables and accrued expenses	429,297	(41,457)
Billings in excess of costs on uncompleted contracts	106,636	20,720
Deposits	(3,346)	-
Accrued severance pay	54,322	12,862
Net Cash Provided by Operating Activities	31,427	35,399
Cash Flows from Investing Activities
Acquisition of plant and equipment	(14,246)	(37,846)
Restricted short-term investment	(40,000)	-
Net Cash Used in Investing Activities	(54,246)	(37,846)
Cash Flows from Financing Activities
Advances from stockholder	(10,530)	(1,188)
Proceeds from issuance of common stocks	79,633	-
Net Cash Provided by (Used in) Financing Activities	69,103	(1,188)
Net Increase (Decrease) in Cash and Cash Equivalents	46,284	(3,635)
Cash and Cash Equivalents - Beginning of Year	173,341	176,976
Cash and Cash Equivalents - End of Year	$219,625	$173,341
Interest and Income Taxes
During the year, the Company had cash flows arising
from income taxes and interest as follows:
Interest	$2,037	$178
Income taxes	$7,722	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital that raises substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2010 and 2009, the Company experienced a working capital deficit of $1,383,590 (2009 - $381,116).

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and achievement of profitable operations.

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
December 31, 2010 and 2009

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

The consolidated financial statements include the operations of m-Wise, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated on consolidation.

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with initial maturities of three months or less.

d)	Restricted Short-term Investment

Restricted short-term investment is carried at fair value, which is quoted market value and consists of a term deposit with maturity of more than three months but less than a year.

e)	Plant and Equipment

Plant and equipment is stated at cost. Depreciation is based on the estimated useful lives of the related assets and is provided using the undernoted annual rates and methods:

Furniture and equipment	6-15%	Straight line
Computer equipment	33%	Straight line
Leasehold improvements	2 to 5 years	Straight line

f)	Billings in Excess of Costs on Uncompleted Contracts

Billings in excess of costs on uncompleted contracts consist of contracts billed or paid in advance in excess of related costs.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (cont'd)

g)	Revenue Recognition

The Company generates revenues from product sales, licensing, customer services, technical support and revenue share.

Revenue from product sales are recognized on a completed-contract basis, in accordance with Accounting Standard Codification ("ASC") 605 "Revenue Recognition". The Company has primarily short-term contracts whereby revenues and costs in the aggregate for all contracts are expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Revenue is recognized only after all three stages of deliverables are complete; installation, approval of acceptance test results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can operate without on-going support. Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the period of the related contract.

Technology license revenues are recognized in accordance with ASC 605 at the time the technology and license is delivered to the customer, collection is probable, the fee is fixed and determinable, a persuasive evidence of an agreement exists, no significant obligation remains under the sale or licensing agreement and no significant customer acceptance requirements exist after delivery of the technology.

Revenue share is recognized as earned based on a certain percentage of the Company's clients' revenues from selling services to end users. Usage is determined by receiving confirmation from the clients.

The Company does not sell products with multiple deliverables.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (cont'd)

h)	Research and Development Costs

Research and development costs are expensed as incurred.

i)	Government Grants

Government grants are recorded when the payments to be received can be estimated and when reasonably assured. The Company has accounted for the grants as an offset to research and development expenses.

j)	Long-lived Asset Impairment

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

k)	Use of Estimates

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

The following is a list of significant estimates:

Estimated useful lives of assets Valuation of accounts receivable Valuation of stock options Accrued severance pay Accrued expenses

l)	Foreign Currency Translation

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

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (cont'd)

m)	Loss per Common Share

The Company calculates net loss per share based on ASC 260, "Earnings Per Share". Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

n)	Impact of Recently Issued Accounting Standards

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

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As of December 31, 2010, the Company had three major customers which primarily accounted for 38%, 25% and 11% of total accounts receivable. For the year ended 2009, the Company had three major customers which accounted for 22%, 20% and 19% of total accounts receivable.

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

Current assets	$145,001

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

4.	Plant and Equipment, Net

Plant and equipment is comprised of the following:

		2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and equipment	$73,559	$47,916	$73,559	$42,590
Computer equipment	189,224	157,783	174,978	134,292
Leasehold improvements	2,592	2,463	2,592	2,356
	$265,375	$208,162	$251,129	$179,238
Net carrying amount		$57,213		$71,891

Depreciation expenses of $26,292 (2009 - $26,245) and $2,632 (2009 - $2,637) have been included in research and development, and general and administrative expenses, respectively.

5.	Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following as of December 31, 2010 and December 31, 2009:

	2010	2009
Accrued expenses	$1,014,746	$925,322
Accrued settlement payment	400,000	-
Employee payroll accruals	143,463	211,002
Accrued taxes	7,412	-
	$1,565,621	$1,136,324
Accrued Settlement Payment:

Accrued Settlement Payment:

The United States Exchange Commission ("SEC") commenced an investigation concerning the Company, along with certain Officers and Directors of the Company, and other unrelated entities for alleged violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Sections 5 and 17(a) of the Securities Act of 1933 which occurred in 2005. The Company and the Officers and Directors agreed to enter into a settlement of $400,000 on February 8, 2011 without admitting or denying any wrongdoing. The amount is due on demand but is anticipated to be paid as follows in accordance with payment plan agreed by SEC:

2011	$137,500
2012	175,000
2013	87,500
$400,000

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

6.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment. According to an agreement dated January 2003, the stockholder granted a credit facility of $500,000 to the Company in return for preferred class "C" shares as described in note 8. As of December 31, 2010 and 2009, the line of credit had an outstanding balance of $294,158 and $304,688, respectively.

7.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary and one executive in accordance with ASC 715, "Compensation - Retirement Benefits". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel and the employment contract on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability for Israeli subsidiary is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies. As at December 31, 2010 and 2009, the amount of the liabilities accrued were $429,269 and $353,880, respectively. Severance pay expenses for the years ended December 31, 2010, and 2009 were $57,376 and $75,096 respectively.

The Company makes monthly payments to the severance funds with insurance companies, that the employees choose for the Israeli subsidiary. The amounts deposited with the insurance companies are not under the control or administration of the Company. The insurance companies are governed by local regulations that limit the asset allocation in high risk assets.

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements. Cash surrender values of the deposit funds as of December 31, 2010, and 2009, were $247,454 and $226,387, respectively. Income earned from the deposit funds for 2010 and 2009 was immaterial.

8.	Capital Stock

Authorized:
310,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

		2010	2009
Issued:
149,974,952	Common stock (2009 - 139,322,145)	$254,958	$236,848

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

8.	Capital Stock (cont'd)

Common Stock:

On February 1, 2010, the Company issued 750,000 common shares, valued at $30,000, for consulting services.

On March 22, 2010, the Company issued 1,000,000 common shares, valued at $20,000, for consulting services.

On August 30, 2010, the Company issued 625,000 common shares, valued at $25,000, for consulting services.

Warrants and Stock Options:

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Compensation - Stock Compensation" ("ASC 718"). The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2010		2009
	Israel	International	Israel	International
Interest rate	1.5%	1.5%	2.1%	2.1%
Expected volatility	122%	122%	122%	122%
Expected life in years	1	3	2	4

Warrants:

On December 18, 2009, the exercise price of the 5,263,158 warrants originally issued to Syntek was changed to $0.015, resulting in additional compensation cost of $17,369 included in interest and other.

On January 7, 2010, 2,248,251 warrants were converted into 2,057,149 common shares, in a cashless exercise.

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, and cash received was $79,633.

On September 14, 2010, 1,000,000 warrants were converted into 957,500 common shares, in a cashless exercise. As of December 31, 2010, 28,872,033 warrants are outstanding.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

8.	Capital Stock (cont'd)

Stock Options:

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672 common shares of the Company, and under the International 2001 Share Option Plan, stock options for 300,000 common shares. As of December 31, 2010, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares. On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the International 2003 Share Option Plan was amended to $0.02. On December 1, 2010, the exercise price of 38,340,150 options granted under the Israel 2003 Stock Option Plan and 38,650,000 options granted under the International 2003 Share Option Plan was amended to $0.0017. As of December 31, 2010, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

On August 3, 2009, the Company lowered the exercise price of 5,000,000 options in its Israel 2003 Stock Option Plan and 11,000,000 options in the International 2003 Share Option Plan to $0.02, resulting in additional compensation costs of $28,800 in accordance with ASC 718. $28,800 was included in general and administrative expense.

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

On December 1, 2010, the Company lowered the exercise price of 38,340,150 options in its Israel 2003 Stock Option Plan and 38,650,000 options in the International 2003 Share Option Plan to $0.0017, resulting in additional compensation costs of $131,321 in accordance with ASC 718. $108,921 was included in general and administrative expense and $22,400 was included in research and development expense.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

8.	Capital Stock (cont'd)

Stock Options (cont'd):

On December 4, 2010, 200,000 stock options at an exercise price of $0.0017 were granted under the Israel 2003 Stock Option Plan.

On December 28, 2010, 200,000 stock options at an exercise price of $0.0017 were granted under the Israel 2003 Stock Option Plan.

The options vest gradually over a period of four years from the date of grant for the Israel Plan and ten years (no less than 20% per year for five years for options granted to employees) for the International Plan. The term of each option shall not be more than eight years from the date of grant in Israel and ten years from the date of grant in the International Plan.

The Company's results of operations for the year ended December 31, 2010 and 2009 include share-based compensation expense totaling $714,930 and $207,343, respectively. Such amounts have been included in the consolidated statements of operations and comprehensive (loss) income in general and administrative, and research and development expenses.

The following table summarizes the activity of common stock options during 2010 and 2009:

	2010		2009
	Israel International		Israel	International
Outstanding, beginning of year	38,901,400	39,616,797	25,901,400	28,176,797
Granted	400,000	500,000	13,000,000	11,440,000
Forfeited	(361,250)	-	-	-
Outstanding, end of year	38,940,150	40,116,797	38,901,400	39,616,797
Weighted average fair value of
options granted during the year	$0.0191	$0.0236	$0.0157	$0.0153
Weighted average exercise price of
common stock options,
beginning of year	$0.0262	$0.0286	$0.0315	$0.0356
Weighted average exercise price of
common stock options granted in
the year	$0.0017	$0.0017	$0.0200	$0.0262
Weighted average exercise price of
common stock options, end of
year	$0.0018	$0.0027	$0.0262	$0.0286
Weighted average remaining
contractual life of common stock
options	1.62 years	1.67 year	2.5 years	2.63 year

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.	Income Taxes

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

There are no differences between the Company's reported income tax expense on operating income and the expense that would otherwise result from the application of statutory rates. The Company's non capital loss carryforwards are being used to offset the current income tax expense except for the subsidiary in Brazil, where income tax is elected to be paid on sales. As of December 31, 2010, income tax paid by Brazil subsidiary to local tax authorities is $7,722 (2009 - $nil).

The Company has deferred income tax assets as follows:

	2010	2009
Deferred income tax assets
Loss carryforwards	$3,505,000	$3,027,000
Less: Valuation allowance	(3,505,000)	(3,027,000)
Total net deferred tax assets	$-	$-

For the years ended 2010 and 2009, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.	Income Taxes (cont'd)

As of December 31, 2010, the Company had approximately $13,850,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
2030	1,935,000
$13,850,000

As of December 31, 2010, the Company had approximately $172,000 (2009 - $187,000) in tax losses in its Israeli subsidiary, which will carryforward indefinitely.

10.	Related Party Transactions

During the year ended December 31, 2010, the Company incurred directors' consulting fees and salaries in the amount of $139,992 (2009 - $139,992). As of December 31, 2010, $694,950 (2009 - $623,924) was unpaid and included in other payables and accrued expenses.

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

11.	Significant Customers

In 2010, the Company had four major customers which primarily accounted for 22%, 20%, 16% and 12% of total revenues. In 2009, the Company had three major customers which accounted for 32%, 21% and 10% of total revenues.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

12.	Segmented Information

			Israel	USA	Brazil	Total
Gross revenue	December 31,	2010	$451,120	$2,216,306	$100,533	$2,767,959
	December 31,	2009	$995,165	$2,171,111	$-	$3,166,276
Net income (loss)	December 31,	2010	$37,951	$(1,955,282)	$(25,088)	$(1,942,419)
	December 31,	2009	$(13,537)	$96,522	$-	$82,985
Total assets	December 31,	2010	$210,994	$486,980	$18,078	$716,052
	December 31,	2009	$636,617	$577,041	$-	$1,213,658

In 2010, the Company derived 16% (2009 - 10%) of its revenues from sales to the Far East, 26% from sales to Europe (2009 - 14%) and 58% (2009 - 76%) from sales to North and South America.

13.	Commitments and Contingencies

a)	The Company is committed under an operating lease for its premises expiring June 30, 2012. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2011	$83,200
2012	42,000
$125,200

In addition, the Company is committed under operating vehicle leases as follows:

2011	$50,540
2012	32,520
2013	10,690
$93,750

Rent expense paid in 2010 and 2009 was $93,992 and $63,768, respectively.

b)	Letter of Credit

As at December 31, 2010, the Company had a standby letter of credit outstanding of $40,000 (2009 - $nil). The facility is secured by a short-term investment of $40,000 (2009 - $nil).

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

13.	Commitments and Contingencies (cont'd)

c)	Government Grants

In 2009, the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. As at December 31, 2010, the Company received approximately $230,315 with no further funds to be received from the government. No royalties have been paid as there have been no sales from the related products for the year ending December 31, 2010. The amount was recorded as a reduction of the research and development expense incurred in the period. The Company completed the project in May 2010.

d)
The Company's Brazil subsidiary is in negotiation in connection with an outstanding case with the former landlord of the premises rented for the Company's representative during his stay in Brazil. The outcome of the case is undeterminable at this point, as is any resulting settlement.

14.	Subsequent Events

a)	Exercise of Warrants

On January 11, 2011,  11,812,500 options were converted into 10,808,437 common shares, in a cashless exercise. 500,000 and 2,937,500 options were converted into 500,000 and  2,937,500 common shares, respectively at an exercise price of $0.0017 per option, cash received was $850 and $4,994, respectively.

On February 11, 2011, 10,572,500 options were converted into 9,673,837 common shares, in a cashless exercise.

On March 14, 2011, 645,000 options were converted into 645,000 common shares at an exercise price of $0.0017 per option, cash received was $1,097.

b)	Consulting Agreements

Pursuant to the consulting and chairmanship agreement dated effective January 1, 2011 between the Company and The Hayzlett Group ("Hayzlett"), Hayzlett is entitled to receive warrants to purchase up to 15,000,000 common shares of the Company at an exercise price of $0.0017. Mr. Jeffrey Hayzlett has agreed to serve as the Company's chairman as of January 1, 2011 and provide non-exclusive consulting and advisory services to promote the Company's products and services from January 1, 2011 to December 31, 2013.

M-WISE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

14.	Subsequent Events (cont'd)

c)	Sale of Substantially All of the Assets

On February 10, 2011, the Company entered in to a non-binding Letter of Intent ("LOI") with Vringo, Inc. ("Vringo"), a provider of video ringtones and personalization solutions for mobile devices, to sell substantially all of the assets. Under the terms of LOI, Vringo will issue the Company 1.9 million shares of its common stock; provide the Company's management with a retention package comprised of options to purchase 500,000 shares of common stock; and assume and pay over a two year period certain of the Company's expenses and related costs in the amount of $615,000. Vringo will also issue a five-year promissory note for $320,000 convertible into 200,000 shares of its common stock for certain services provided in connection with the transaction. The proposed transaction is subject to the satisfactory completion of due diligence by Vringo, the execution of a definitive agreement, regulatory approval, and the approval of both the boards of directors and stockholders of Vringo and the Company. As at the audit report date, the proposed transaction is not finalized.

15.	Comparative Information

Certain comparative figures have been reclassified to conform to the current period’s financial statement presentation.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A[T].   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and as such, management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that (i) material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2010 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The members of our current Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are our directors and executive officers. All officers dedicate their full business time to our operations.

NAME	AGE	POSITION
Jeffrey Hayzlett	50	Chairman of the Board
Shlomi Azoulay	32	Director
Zach Sivan	40	Chief Executive Officer
Gabriel Kabazo	38	Chief Financial Officer
Asaf Lewin	45	Chief Technology Officer

Mr. JEFFREY W. HAYZLETT has been acting as our Chairman of the Board of Directors since February 1, 2011. Mr. Hayzlett served as Chief Marketing Officer of Eastman Kodak Co. from December 31, 2008 to May 28, 2010. Mr. Hayzlett was responsible for Eastman Kodak's worldwide marketing operations including the design and implementation of all marketing strategies, investments, policies and processes. Mr. Hayzlett has nearly 25 years of international marketing, sales, and customer relations management experience. He served as Chief Business Development Officer ... of Eastman Kodak Co. from September 2007 to December 31, 2008 and also its Vice President from October 2007 to December 31, 2008. Mr. Hayzlett served as Chief Marketing Officer and Vice President of Kodak Graphic Communications Group, a subsidiary of Eastman Kodak Co. from April 2006 to January 2008. Prior to Kodak, Mr. Hayzlett served as President and Chief Executive Officer of the Hayzlett Companies, Inc. His primary business was Hayzlett & Associates, Inc. Previously, Mr. Hayzlett held senior management positions in strategic business development and marketing at several companies, including Cenveo, Webprint and Colorbus, Inc. Earlier in his career, Mr. Hayzlett served as state director and chief of staff for Rep. Tom Daschle and as an issues policy analyst for Sen. George McGovern. He served in staff positions in the United States Senate and House of Representatives. He served as Chairman of the Sales and Marketing Executives International (SMEI) Foundation for Marketing Education, and is a permanent trustee to the SMEI Academy of Achievement Hall of Fame. Mr. Hayzlett serves as Director of the Business Marketing Association (BMA) and on the advisory board of the CMO Council. Mr. Hayzlett remains a trustee of Pi Sigma Epsilon National Education Foundation and chairman of the Printing Industries Centres Insurance (UK), Ltd. Mr. Hayzlett has received numerous honors and awards including BtoB's 2007 Marketer of the Year and the 2007 Lifetime Achievement Award from Frost & Sullivan. He was awarded the International Business Person of the Year Award by the International Printers' Network (IPN), received The British Association for Print and Communication (BAPC) Honorary Life Member award in 2004, and the National Association of Quick Printing (NAQP) Industry Award of Distinction in 1997.

Mr. Hayzlett’s extensive leadership experience and career with innovative companies in the technology sector provides the Board valuable expertise and perspective applicable to m-Wise’s employment of complex technology applications in its worldwide operations. Mr. Hayzlett’s business management experience also provides valuable insight into fiscal management and business development.

MR. SHLOMI AZOULAY has served as our director since February 1, 2011. Mr. Azoulay is an advocate, he received a Bachelors Degree in Law from The College of Management School of Law in 2005 and was admitted to the Israeli Bar at 2006. Mr. Azoulay has practiced law at Weinstock - Zecler & Co. law office, and as an individual, in the areas of Real estate, Antitrust & Competition and Corporate law.

In recent years Mr. Azoulay was involved in the establishment and management of small business in variety of fields including e-learning, telecommunication and agriculture. Today, Mr. Azoulay is the manager and legal advisor of a small real estate company in Israel.

MR. ZACH SIVAN has served as our Chief Executive Officer since February 2007 and has served as our vice president sales & marketing since January 2002. Mr. Sivan has a proven track record in sales, business development, distribution channel development and M&A within the telecoms and enterprise messaging industries. As vice president business development for Onset Technology, a messaging software provider, Mr. Sivan led the company's European sales and strategic alliances with large vendors. His prior background also includes serving as vice president planning & business development at New E-mail Communication Systems, and as an advocate at Tunik & Co. Law firm.

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

BOARD LEADERSHIP STRUCTURE AND BOARD ROLE IN RISK OVERSIGHT

Board Leadership Structure

From February 2007 to February 2011, Mordechai Broudo has served as the Chairman of the Board and Secretary of the Company.  In February 2011, Jeffrey Hayzlett replaced Mr. Broudo as the Chairman of the Board.  Zach Sivan has been the Chief Executive Officer of the Company Since February 2007.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we are to receive copies of all Section 16(a) forms that these Reporting Persons file.  Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2010, the following transaction were reported late or not reported:

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and all other compensation paid to our executive officers and directors during 2008, 2009 and 2010, including compensation from our subsidiary. The remuneration described in the table includes our cost of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table for the Fiscal Years Ended December 31, 2008, 2009 and 2010

Name and principal position	Year	Salary $ (1)	Bonus $	Stock Awards $	Option Awards $ (2)	Non-equity Incentive-Plan Compensation $	All Other Compensation $	Total $
Zach Sivan	2010	170,312	—	—	—	—	—	170,312
CEO	2009	152,200	—	—	110,600	—	—	262,800
	2008	117,915	—	—	71,500	—	—	189,415

Gabi Kabazo	2010	201,579	—	—	—	—	—	201,579
CFO	2009	108,000	—	—	63,200	—	—	171,200
	2008	108,000	—	—	50,050	—	—	158,050

Mordechai Broudo	2010	109,992	—	—	—	—	—	109,992
Former Chairman and Secretary	2009	109,992	—	—	104,300	—	—	214,292
	2008	109,992	—	—	100,100	—	—	210,092

(1) The amounts shown for Mr. Broudo include $109,992 of accrued but unpaid compensation for each of 2008, 2009 and 2010 for his services as Chairman.  He did not receive any additional compensation for his other duties as a director. The amount shown for Mr. Kabazo include $93,579 of accrued but unpaid compensation for 2010 for his services as CFO.

(2) The amounts shown represent the aggregate grant date fair value of the options issued computed in accordance with FASB ASC Topic 718.

Director Compensation for 2010

The following table sets forth information regarding the compensation paid to Shay Ben Asulin, our former non-employee director, who served as our director during the 2010 fiscal year. Compensation to Mordechai Broudo for his services as a director is included in the Summary Compensation Table above:

Fees
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Shay Ben Asulin	30,000	—	—	—	—	—	30,000

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END TABLE

		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zach Sivan		5,000,000	-	-	0.0017	12/29/2012
CEO	(1)	1,312,500	437,500	—	0.0017	12/14/2015
		2,500,000	-	—	0.0017	8/14/2014
	(2)	937,500	312,500	—	0.0017	1/16/2015
	(3)	1,750,000	5,250,000		0.0017	12/30/2013

Gabi Kabazo		3,500,000	-	-	0.0017	12/29/2012
CFO	(4)	1,312,500	437,500	—	0.0017	12/14/2015
		2,260,000	-	—	0.0017	8/14/2014
		2,500,000	-	—	0.0017	11/27/2014
	(5)	1,000,000	3,000,000		0.0017	12/30/2013

Mordechai Broudo		7,000,000	-	-	0.0017	12/29/2012
Former Chairman and Secretary		10,000,000	-	—	0.0017	11/27/2014
	(6)	2,625,000	875,000	—	0.0017	12/14/2015
	(7)	1,750,000	5,250,000		0.0017	12/30/2013

Shay Ben Asulin	(8)	1,312,500	437,500	—	0.0017	12/14/2015
Former Director		500,000	-	—	0.0017	12/29/2012

(1)	437,500 will vest on December 14, 2011.

(2)	312,500 will vest on January 16, 2011.

(3)	Out of the 5,250,000 unexercisable stock options, 1,750,000 will vest on December 30, 2011, 1,750,000 will vest on December 30, 2012 and 1,750,000 will vest on December 30, 2013.

(4)	437,500 will vest on December 14, 2011.

(5)	Out of the 3,000,000 unexercisable stock options, 1,000,000 will vest on December 30, 2011, 1,000,000 will vest on on December 30, 2012 and 1,000,000 will vest on December 30, 2013

(6)	875,000 will vest on December 14, 2011.

(7)	Out of the 5,250,000 unexercisable stock options, 1,750,000 will vest on December 30, 2011, 1,750,000 will vest on December 30, 2012 and 1,750,000 will vest on December 30, 2013.

(8)	437,500 will vest on December 14, 2011.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Zach Sivan	—	—	—	—
CEO

Gabi Kabazo	—	—	—	—
CFO

Mordechai Broudo	—	—	—	—
Former Chairman

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ended December 31, 2010, no options were granted to officers or directors in 2010.

An aggregate of 500,000 options were issued pursuant to the International Share Option Plan (2003) and 400,000 options were issued pursuant to the Israel Stock Option Plan (2003) (as such plans are described below) to three employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of m-Wise. As of March 30, 2011, we had 174,539,726 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS	SHARES OWNED	PERCENTAGE
Shay Ben-Asulin(1)	16,712,394	9.5%
Mordechai Broudo(2)	41,084,580	21.0
Miretzky Holdings Ltd.(3)	32,423,392	18.2
Gabriel Kabazo (4)	13,658,015	7.8
Asaf Lewin(5)	7,055,017	4.0
Jeffrey Hayzlett (6)	15,957,500	9.1
Zach Sivan(7)	18,823,451	10.8
All officers and directors as a group (5 persons) (4)(5)(6)(7)	55,493,983	31.7%

(1) Includes an aggregate of 2,250,000 options to purchase shares of the Company’s common stock, granted to Shay Ben-Asulin.  Shay Ben-Asulin is the beneficial owner of Putchkon.com, LLC, which owns part of these shares. The address of Putchkon.com, LLC is c/o Doron Cohen -David Cohen,  Law Offices,  14 Abba Hillel  Silver Rd. Ramat-Gan, Israel 52506.

(2) Includes an aggregate of 27,500,000 options to purchase  shares of the Company’s common stock, granted to Mordechai Broudo.  Mordechai Broudo is the beneficial owner of Proton Marketing  Associates,  LLC, which owns part of these shares. The address of Proton  Marketing  Associates,  LLC is c/o  Doron  Cohen - David  Cohen,  Law Offices, 14 Abba Hillel Silver Rd. Ramat-Gan, Israel 52506.

(3) The beneficial owner of Miretzky Holdings Ltd. is Mark Quirk. The address for Miretzky Holdings, Ltd. is Clinch's House, Lord Street, Douglas, Isle of Man, IM99 1RZ (PO Box 227).

(4) Includes an aggregate of 3,437,500  options to purchase  shares of the Company’s common stock, granted to Gabriel Kabazo. The address of Gabriel Kabazo is c/o m-Wise.

(5) Includes an aggregate of 2,000,000  options to purchase  shares of the Company’s common stock, granted to Asaf Lewin. The address of Asaf Lewin is c/o m-Wise.

(6) Includes an aggregate of  15,000,000  warrants to purchase  shares of the Company’s common stock, granted to Jeffrey Hayzlett. The address of Jeffrey Hayzlett is c/o m-Wise.

(7) Includes an aggregate of  5,687,500  options to purchase  shares of the Company’s common stock, granted to Zach Sivan. The address of Zach Sivan is c/o m-Wise.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RESEARCH AND DEVELOPMENT SERVICES AGREEMENTS, LICENSE AGREEMENTS AND
LOAN GREEMENT.

We have entered into a License Agreement with each of our United Kingdom, France, Spain, Italy and Israeli subsidiaries, and have also entered into Research and Development Services Agreements with our Israeli subsidiary, m-Wise Ltd. The License Agreements provide for the grant of a non-exclusive, irrevocable adnoun-transferable license to each of the said subsidiaries to use, sublicense, sell, market and distribute our technology and platform, for no consideration. As part of our corporate and sales channel's reorganization process, these agreements were terminated by us as of April 1, 2003. The Research and Development Services Agreements with our Israeli subsidiary provide for the performance of research and development services of the components to be included in our technology and platform, by our Israeli subsidiary. During 2000, in consideration for the services, we paid our Israeli subsidiary service fees in an amount equal to the sum of all costs of the subsidiary, plus a fee equal to 5% of such costs (a "cost plus" basis), or $473,883. As of 2001, we paid our Israeli subsidiary service fees on a "cost" basis, however the parties may change the consideration from time to time, and when we become profitable, the consideration shall be on a "cost plus" basis, or another structure agreed by the parties. The Research and Development Services and License agreements provide for the sole ownership by us of our technology, platform, derivative invention and intellectual property. The amounts paid in during the years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007, 2008, 2009 and 2010 to our Israeli subsidiary were $1,522,000, $1,760,000, $665,000, $683,964, $1,161,113, 1,085,824, $1,528,781, $1,689,278, $596,336 and $1,494,987, respectively.

Promissory notes dated July 10, 2002 (canceling and replacing certain promissory notes dated March 13, 2002) were issued to each of Syntek Capital AG and DEP Technology Holdings Ltd. (“DEP”) (the “Promissory Notes”). During 2002, Syntek Capital and DEP, then the only holders of shares of our Series B preferred stock (which has subsequently been converted into shares of our common stock) and represented on our Board of Directors, extended to us a loan in the aggregate amount of $1,800,000. Pursuant to the Promissory Notes, we are required to repay the loan amount, together with accrued interest from the date of the Promissory Notes and until the date of repayment, during the period of January 1, 2003 through December 31, 2007. The interest rate is determined according to the per annum LIBOR rate offered by Citibank North America as of the date of the Promissory Notes, and thereafter such LIBOR rate offered on each anniversary of the date of the Promissory Notes, to apply for the following 12 month period. The repayment of the loan amount, together with the accrued interest thereon, is to be made exclusively from our annual revenues generated during the repayment period, as recorded in our audited annual financial statements in such way that each of the Syntek Capital and DEP Technology Holdings shall be entitled to receive 2.5% of the revenues on account of the repayment of the loan amount until the earlier to occur of: (i) each of Syntek Capital and DEP Technology Holdings has been repaid the entire loan amounts; or (ii) any event in which the loan amount becomes due and payable, as described below. Actual payments are on a quarterly basis, within 45 days following the last day of the quarter, based upon the quarterly financial reports. The entire unpaid portion of the loan amount shall be automatically and immediately due and payable upon the earlier to occur of (i) December 31, 2007; (ii) the closing of an exit transaction; or (iii) an event of default. An "exit transaction" includes, INTER ALIA: (a) the acquisition of m-Wise by means of merger, acquisition or other form of corporate reorganization in which our stockholders prior to such transaction hold less than 50% of the share capital of the surviving entity, (b) sale of all or substantially all of our assets or any other transaction resulting in our assets being converted into securities of any other entity, (c) the acquisition of all or substantially all of our issued shares, (d) the sale or exclusive license of our intellectual property other than in the ordinary course of business; or (e) a public offering of our securities. An "event of default" includes, INTER ALIA: (a) our breach of any of our material obligations under the Promissory Notes (including any default on any payment due under the Promissory Notes) which has not been remedied within 20 days of written notice by Syntek Capital and DEP Technology Holdings (b) the suspension of the transaction of our usual business or our insolvency, (c) the commencement by us of any voluntary proceedings under any bankruptcy reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of a jurisdiction, or if we shall be adjudicated insolvent or bankrupt by a decree of a court of competent jurisdiction; if we shall petition or apply for, acquiesce in, or consent to, the appointment of any receiver or trustee of us or for all or any part of our property or if we apply for an arrangement with our creditors or participants; or if we shall make an assignment of our intellectual property for the benefit of our creditors (other than in the ordinary course of business), or if we shall admit in writing our inability to pay our debts as they mature or if any of our intellectual property is purchased by or assigned to any one of our founders (and/or affiliates thereof) under liquidation proceedings without the prior written consent of Syntek Capital and DEP Technology Holdings, (d) or if there shall be commenced against us any proceedings related to us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, and any such proceedings shall remain undismissed for a period of thirty (30) days, or if by any act we indicate our consent to, approval of or acquiescence in, any such proceeding; or if a receiver or trustee shall be appointed for us or for all or a substantial part of our property, and any such receivership or trusteeship shall remain undischarged for a period of thirty (30) days; or (e if there shall have been a material deterioration of our business, financial condition or operations. Under the Promissory Notes, we undertook that until the repayment of the loan amount: (i) we shall not create or suffer to create a pledge, charge or other encumbrance over any or all of our assets except for such pledge, charge or encumbrance in favor of a bank under the terms of a loan or line of credit granted by a bank to us, provided that we gave prior notice to Syntek Capital and DEP Technology Holdings with respect such pledge, charge or encumbrance at least ten (10) days prior to its creation; (ii) we shall not engage or permit any of our subsidiaries to engage in any business other than the business engaged in by us at the date of the Promissory Notes and any business substantially similar or related thereto (or incidental thereto); (iii) we shall not declare or pay a dividend or make any distribution or payment on account of our shares, except for the purpose of purchasing common stock of m-Wise held by Ogen LLC as applicable under a certain undertaking of the principals of Ogen LLC towards m-Wise; (iv) we shall deliver to Syntek Capital and DEP Technology Holdings audited financial statements within 90 days of the end of our fiscal year, accompanied by the report of a firm of independent certified public accountants of recognized standing and unaudited quarterly financial statements signed by our Chief Financial Officer within 30 (thirty) days of the end of each quarter and we shall also deliver to Syntek Capital and DEP Technology Holdings any information which we make generally available to our stockholders or which Syntek Capital and DEP Technology Holdings may otherwise reasonably require. As of December 31, 2005, we had to pay $199,000 of the loan amount, based on 5.0% of our revenues subsequent to January 1, 2003. As of the date hereof, we have not paid any amount due to the lenders. Neither Syntek nor DEP Technology is represented on our current Board of Directors and neither is affiliated with any of our officers, directors or principal stockholders. As of December 31, 2005, the outstanding balance of the loan was $1,959,034.

On December 22, 2005, we entered into a Termination and Release Agreement with Syntek Capital AG, wherein Syntek agreed to accept shares of the Company’s common stock and warrants in exchange for the cancellation of the Promissory Note and an extinguishments of all other obligations other than as set forth in the Agreement, which had a balance of $967,787 as of December 22, 2005. We issued Syntek an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.17 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The Agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue Syntek an additional 638,230 shares of common stock. As the acquisition did not take place, we issued Syntek additional 638,230 shares of common stock.

On February 2, 2006, we entered into a Termination and Release Agreement with DEP Technology Holdings Ltd. Pursuant to the agreement, DEP agreed to accept shares of  the Company’s common stock and warrants in exchange for the cancellation of its Promissory Note and an extinguishments of all other obligations other than as set forth in the agreement, which had a balance of $967,787 as of December 22, 2005. We issued DEP an aggregate of 5,561,994 shares of our common stock and warrants to purchase 5,263,158 shares of our Common stock at $.19 per shares for a period of three years. The 5,561,994 shares were calculated based on a share price of $.174 per share, which was the weighted average closing price for the 30 trading days prior to December 22, 2005. The agreement further provides that in the event that we do not consummate an acquisition with a targeted company in the business of developing network platforms for corporations, cellular carriers and wireless application service providers prior to February 28, 2006, we will be obligated to issue DEP an additional 638,230 shares of common stock. As the acquisition did not take place, we issued DEP additional 638,230 shares of common stock.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid to SF Partnership LLP for services rendered in 2010 and 2009

	2010	2009
(1) Audit Fees	$75,768	$26,350
(2) Audit Related Fees	—	—
(3) Tax Fees	—	—
(4) All Other Fees	—	—

Audit fees are comprised of the fees charged in conjunction with the audit of the Company's annual financial statements, review of the Company's annual reports filed with the Securities and Exchange Commission on Form 10-K/, and review of the information contained in the Company's quarterly filings with the Securities and Exchange Commission on Form 10-Q.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws(2)

4.1	Purchase and registration rights agreement and schedule of details(2)

10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.5	Employment Agreement, Gabriel Kabazo(2)

10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)

10.7	Employment Agreement Asaf Lewin(2)

10.8	2003 International Share Option Plan(2)

10.9	Form of Option Agreement, 2003 International Share Option Plan(2)

10.10	2001 International Share Option Plan(2)

10.11	Form of Option Agreement, 2001 International Share Option Plan(2)

10.12	2003 Israel Stock Option Plan(2)

10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)

10.14	2001 Israel Share Option Plan(2)

10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)

10.16	Investors' Rights Agreement dated January 11, 2001(2)

10.17	Stockholders Agreement(2)

10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)

10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)

10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)

10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)

10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)

10.23	Appendices to 2003 Israel Stock Option Plan(2)

10.24	Appendices to 2001 Israel Share Option Plan(2)

10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)

10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)

10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

10.28	Equity Line Agreement with Dutchess (7)

14	Code of Ethics (5)

21.1	List of Subsidiaries (6)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

(2)	Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2, as amended (Reg. No. 333-106160).

(3)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006.

(5)	Incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB filed on April 14, 2005.

(6)	Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on March 12, 2010.

(7)	Incorporated by reference to Exhibit 10.31 and 10.32 of the registration statement on Form S-1 filed on March 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

m-Wise, INC.

Date: March 30, 2011	By:	/s/ Zach Sivan
Zach Sivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2011	By:	/s/ Zach Sivan
Zach Sivan
Chief Executive Officer (principal executive officer)

March 30, 2011	By:	/s/ Gabriel Kabazo
Gabriel Kabazo
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Bylaws(2)

4.1	Purchase and registration rights agreement and schedule of details(2)

10.1	Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.2	Amendment to Amended and Restated Employment Agreement with Mordechai Broudo(2)

10.3	Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.4	Amendment to Amended and Restated Employment Agreement with Shay Ben-Asulin(2)

10.5	Employment Agreement, Gabriel Kabazo(2)

10.6	Confidentiality Rider to Gabriel Kabazo Employment Agreement(2)

10.7	Employment Agreement Asaf Lewin(2)

10.8	2003 International Share Option Plan(2)

10.9	Form of Option Agreement, 2003 International Share Option Plan(2)

10.10	2001 International Share Option Plan(2)

10.11	Form of Option Agreement, 2001 International Share Option Plan(2)

10.12	2003 Israel Stock Option Plan(2)

10.13	Form of Option Agreement, 2003 Israel Stock Option Plan(2)

10.14	2001 Israel Share Option Plan(2)

10.15	Form of Option Agreement, 2001 Israel Share Option Plan(2)

10.16	Investors' Rights Agreement dated January 11, 2001(2)

10.17	Stockholders Agreement(2)

10.18	Agreement for Supply of Software and Related Services dated October 14, 2002, by and between i Touch plc and m-Wise, Inc. (2)

10.19	Purchase Agreement between m-Wise, Inc. and Comtrend Corporation dated May 22, 2002(2)

10.20	Amended and Restated Consulting agreement between Hilltek Investments Limited and m-Wise dated November 13, 2003(2)

10.21	Consulting Agreement between Hilltek Investments Limited and m-Wise dated June 24, 2003, subsequently amended (see Exhibit 10.20 above) (2)

10.22	Amendment to Investors' Rights Agreement dated October 2, 2003(2)

10.23	Appendices to 2003 Israel Stock Option Plan(2)

10.24	Appendices to 2001 Israel Share Option Plan(2)

10.25	Credit Line Agreement between m-Wise, Inc. and Miretzky Holdings, Limited dated January 25, 2004(2)

10.26	Termination and Release Agreement by and among the Company and Syntek capital AG.(3)

10.27	Termination and Release Agreement dated February 2, 2006, by and among the Company and DEP Technology Holdings Ltd. (4)

10.28	Equity Line Agreement with Dutchess (7)

14	Code of Ethics (5)

21.1	List of Subsidiaries (6)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.

(2)	Incorporated by reference from the registration statement filed with the Securities and Exchange Commission Registration Statement on Form SB-2, as amended (Reg. No. 333-106160).

(3)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 13, 2006.

(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 7, 2006.

(5)	Incorporated by reference to Exhibit 14 of the Annual Report on Form 10-KSB filed on April 14, 2005.

(6)	Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on March 12, 2010.

(7)	Incorporated by reference to Exhibit 10.31 and 10.32 of the registration statement on Form S-1 filed on March 19, 2010.