Form 10-Q
period 2011-03-31
M WISE INC
filed 2011-05-16
CIK 1242047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, as of May 16, 2011, was 174,599,111.

i

PART I:
FINANCIAL INFORMATION

Item 1: Financial Statements

M-WISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Loss	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-15

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$138,766	$219,625
Restricted short-term investment (note 11)	40,000	40,000
Accounts receivable - trade (net of allowance for doubtful accounts of $8,193; 2010 - $34,542)	419,604	339,080
Prepaid expenses and other assets	38,761	45,858
Total Current Assets	637,131	644,563
Deposits	12,660	14,276
Plant and Equipment, net (note 3)	51,023	57,213
Total Long-term Assets	63,683	71,489
Total Assets	$700,814	$716,052
LIABILITIES
Current
Accounts payable - trade	$38,723	$37,338
Other payables and accrued expenses (note 8)	1,642,135	1,565,621
Advances from stockholder (note 4)	295,615	294,158
Billings in excess of costs on uncompleted contracts	101,053	131,036
Total Current Liabilities	2,077,526	2,028,153
Accrued Severance Pay (note 5)	166,108	181,815
Total Liabilities	2,243,634	2,209,968
Commitments and Contingencies (note 11)
STOCKHOLDERS' DEFICIT
Capital Stock (note 6) (174,539,726 common stock; 2010 - 149,974,952 common stock)	296,718	254,958
Additional Paid-in Capital	12,865,016	12,707,019
Accumulated Deficit	(14,704,554)	(14,455,893)
Total Stockholders' Deficit	(1,542,820)	(1,493,916)
Total Liabilities and Stockholders' Deficit	$700,814	$716,052

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2011 and 2010
Unaudited

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Sales
Customer services and technical support	$346,237	$445,857
Revenue share	368,292	252,016
Product sales and license	74,885	216,646
	789,414	914,519
Cost of Sales	301,787	338,453
Gross Profit	487,627	576,066
Expenses
General and administrative	604,901	596,366
Research and development	115,612	124,540
Foreign exchange loss	9,652	2,292
Total Expenses	730,165	723,198
Loss from Operations	(242,538)	(147,132)
Other (Expenses) Income
Extinguishment of debt	-	13,164
Interest and other	(4,260)	(14,030)
Total Other Expenses	(4,260)	(866)
Loss before Income Taxes	(246,798)	(147,998)
Provision for Income Taxes (note 7)	1,866	-
Net Loss and Comprehensive Loss	$(248,664)	$(147,998)
Net Loss Per Share - Basic and Diluted	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	168,141,361	146,507,200

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
Unaudited

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows from Operating Activities
Net loss	$(248,664)	$(147,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Consulting fees paid by issuance of common stocks	-	50,000
Depreciation	6,190	7,588
Expense paid by cashless exercise of warrants	-	3,172
Stock issued for services	199,760	68,850
Net changes in assets and liabilities:
Accounts receivable - trade	(80,524)	38,439
Prepaid expenses and other assets	7,097	(37,000)
Government grants receivable	-	60,120
Accounts payable - trade	1,385	(26,801)
Other payables and accrued expenses	76,514	49,559
Billings in excess of costs on uncompleted contracts	(29,983)	(24,400)
Deposits	1,616	-
Accrued severance pay	(15,707)	11,596
Net Cash (Used in) Provided by Operating Activities	(82,316)	53,125
Cash Flows from Investing Activities
Acquisition of plant and equipment	-	(10,036)
Restricted short-term investment	-	(5)
Net Cash Used in Investing Activities	-	(10,041)
Cash Flows from Financing Activities
Payments to stockholder	-	(13,828)
Advances from stockholder	1,457	-
Proceeds from issuance of common stock	-	79,633
Net Cash Provided by Financing Activities	1,457	65,805
Net (Decrease) Increase in Cash and Cash Equivalents	(80,859)	108,889
Cash and Cash Equivalents - Beginning of Period	219,625	165,504
Cash and Cash Equivalents - End of Period	$138,766	$274,393
Interest and Income Taxes
During the period, the Company had cash flows arising from income taxes and interest as follows:
Interest	$113	$21
Income taxes	$1,866	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.)

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
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

The Company's unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's negative working capital raises substantial doubt as to its ability to continue as a going concern. As at March 31, 2011 and December 31, 2010, the Company experienced a working capital deficit of $1,440,395 and $1,383,590, respectively.

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, continuing sale of its products and attaining profitable operations.

The Company is pursuing additional financing, but there can be no assurance that the Company will be able to secure the necessary financing when needed or obtain financing on terms satisfactory to the Company, if at all.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
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

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2011. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2010.

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

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

3.	Plant and Equipment

Plant and equipment is comprised of the following:

	Cost	March 31, 2011 Accumulated Depreciation	Cost	December 31, 2010 Accumulated Depreciation
Furniture and equipment	$55,115	$30,733	$73,559	$47,916
Computer equipment	84,914	58,375	189,224	157,783
Leasehold improvements	534	432	2,592	2,463
	$140,563	$89,540	$265,375	$208,162
Net carrying amount		$51,023		$57,213

Depreciation expenses of $5,593 (2010 - $6,920) and $597 (2010 - $668) have been included in research and development, and general and administrative expenses, respectively.

4.	Advances from Stockholder

The advances from the Company's major stockholder are non-interest bearing, unsecured and have no fixed terms of repayment.

5.	Accrued Severance Pay

The Company accounts for its potential severance liability of its Israeli subsidiary and one executive in accordance with ASC 715, "Compensation - Retirement Benefits". The Company's liability for severance pay is calculated pursuant to applicable labour laws in Israel and the employment contract on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. The Company's liability for Israeli subsidiary is fully accrued and reduced by monthly deposits with severance pay funds and insurance policies.  As at March 31, 2011 and December 31, 2010, the amount of the liabilities accrued were $451,223 and $429,269, respectively. Severance pay expenses for the three months ended March 31, 2011, and 2010 were $14,734 and $27,241, respectively.

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
March 31, 2011 and 2010
Unaudited

5.	Accrued Severance Pay (cont'd)

The deposit funds include profits accumulated up to the balance sheet date from the Israeli company. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labour agreements.  Cash surrender values of the deposit funds as of March 31, 2011, and December 31, 2010, were $290,034 and $247,454, respectively.  Income earned from the deposit funds for 2011 and 2010 was immaterial.

6.	Capital Stock

Authorized:
310,000,000	Common stock, par value $0.0017 per share
170,000,000	Preferred stock
Series "A": convertible, voting, par value of $0.0017 per share
Series "B": 10% non-cumulative dividend, redeemable, convertible, voting, par value of $0.0017 per share
Series "C": 10% non-cumulative dividend, convertible, voting, par value of $0.0017 per share

	March 31, 2011	December 31, 2010
Issued:
174,539,726 Common stock (2010 - 149,974,952)	$296,718	$254,958

Common Stock:

On February 1, 2010, the Company issued 750,000 common shares, valued at $30,000, for consulting services.

On March 22, 2010, the Company issued 1,000,000 common shares, valued at $20,000, for consulting services.

On August 30, 2010, the Company issued 625,000 common shares, valued at $25,000, for consulting services.

On January 11, 2011, 15,250,000 options were converted into 14,245,937 common shares, in a cashless exercise.

On February 10, 2011, 10,572,500 options were converted into 9,673,837 common shares, in a cashless exercise.

On March 14, 2011, 645,000 options were converted into 645,000 common shares, in a cashless exercise.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

6.	Capital Stock (cont'd)

Warrants and Stock Options:

The Company has accounted for its stock options and warrants in accordance with ASC 718 "Compensation - Stock Compensation" ("ASC 718"). The value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

	2011		2010
	Israel	International	Israel	International
Interest rate	1.5%	1.5%	1.5%	1.5%
Expected volatility	122%	122%	122%	122%
Expected life in years	0.75	2.75	1	3

Warrants:

On January 7, 2010, 2,248,251 warrants were converted into 2,057,149 common shares in a cashless exercise.

On January 12, 2010, 5,263,158 warrants were converted into 5,263,158 common shares at an exercise price of $0.015 per warrant, and cash received was $79,633.

On September 14, 2010, 1,000,000 warrants were converted into 957,500 common shares, in a cashless exercise.

On January 1, 2011, the Company issued warrants to purchase up to 15,000,000 common shares of the Company at an exercise price of $0.0017, for consulting and advisory services. The warrants will expire in 2013. As of March 31, 2011, the warrants have not been converted into common stock. The warrants were valued at $135,000.

On February 1, 2011, the Company issued warrants to a customer to purchase up to 11,558,728 common shares of the Company at an exercise price to be determined at the date of exercise but not less than $0.05. The warrants were valued at $104,029 and included in general and administrative expenses. The warrants will expire in 2021. As of March 31, 2011, the warrants have not been converted into common stock.

As of March 31, 2011, 40,430,761 warrants are outstanding.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

6.	Capital Stock (cont'd)

Stock Options:

Under the Israel 2001 Share Option Plan, management authorized stock options for 2,403,672  common shares of the Company, and under the International 2001 Share Option Plan, stock options for 300,000 common shares.  As of March 31, 2011, 3,672 options under the Israel 2001 Share Option Plan for common stock were not yet granted and available for future grant.

Under the Israel 2003 Stock Option Plan, management authorized stock options (on a post conversion, post split basis) for 16,094,106 preferred Class "B" shares.  On January 5, 2006, the share option plan was amended to authorize an additional 1,260,000 stock options. On August 14, 2006, the share option plan was amended to authorize an additional 6,000,000 stock options. On August 3, 2009, the exercise price of 5,000,000 options granted under the Israel 2003 Stock Option Plan and 11,000,000 options granted under the 2003 International Share Option Plan was amended to $0.02. On December 1, 2010, the exercise price of 38,340,150 options granted under the Israel 2003 Stock Option Plan and 38,650,000 options granted under the International 2003 Share Option Plan was amended to $0.0017. As of March 31, 2011, 38,256 options under the Israel 2003 Stock Option Plan were not yet granted and available for future grant.

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

The Company's results of operations for the three months ended March 31, 2011 and 2010 include share-based compensation expense totaling $199,760 and $68,850, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations and Comprehensive Loss in general and administrative, and research and development expenses.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

6.	Capital Stock (cont'd)

Stock Options (cont'd):

The following table summarizes the activity of common stock options during the three months ended March 31, 2011 and the year ended December 31, 2010:

	2011		2010
	Israel	International	Israel	International
Outstanding, beginning of period	38,940,150	40,116,797	38,901,400	39,616,797
Granted	-	-	400,000	500,000
Exercised	(14,890,937)	(9,673,837)	-	-
Forfeited	(1,004,063)	(898,663)	(361,250)	-
Outstanding, end of period	23,045,150	29,544,297	38,940,150	40,116,797

Weighted average fair value of options granted during the period	$-	$-	$0.0191	$0.0236

Weighted average exercise price of common stock options, beginning of period	$0.0018	$0.0027	$0.0262	$0.0286

Weighted average exercise price of common stock options granted in the period	$-	$-	$0.0017	$0.0017

Weighted average exercise price of common stock options, end of period	$0.0018	$0.0027	$0.0018	$0.0027

Weighted average remaining contractual life of common stock options	1.65 years	1.76 years	1.62 years	1.67 year

7.	Income Taxes

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
March 31, 2011 and 2010
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

There are no differences between the Company's reported income tax expense on operating income and the expense that would otherwise result from the application of statutory rates. The Company's non capital loss carryforwards are being used to offset the current income tax expense expense except for the subsidiary in Brazil, where income tax is elected to be paid on sales. As of March 31, 2011, income tax paid by Brazil subsidiary to local tax authorities is $1,866 (2010 - $nil).

The Company has deferred income tax assets as follows:

	March 31, 2011	December 31, 2010
Deferred income tax assets
Loss carryforwards	$3,569,000	$3,505,000
Less: Valuation allowance	(3,569,000)	(3,505,000)
Total net deferred tax assets	$-	$-

For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

As of March 31, 2011, the Company had approximately $14,130,000 tax loss carryforwards in the United States. Tax loss carryforwards in the United States, if not utilized, will expire in 20 years from the year of origin as follows:

December 31, 2020	$751,500
2021	2,398,000
2022	778,000
2023	5,005,000
2024	581,000
2025	560,500
2026	196,000
2027	700,000
2028	945,000
2030	1,935,000
2031	280,000
$14,130,000

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

7.	Income Taxes (cont'd)

As of March 31, 2011, the Company had approximately $150,000 (December 31, 2010 - $172,000) in tax losses in its Israeli subsidiary, which will carryforward indefinitely.

8.	Related Party Transactions

During the three months ended March 31, 2011, the Company incurred directors' consulting fees and salaries in the amount of $11,666 (2010 - $34,998). As of March 31, 2011, $697,616 (December 31, 2010 - $694,950) was unpaid to the former directors and included in other payables and accrued expenses.

9.	Significant Customers

For the three months ended March 31, 2011, the Company had three major customers which primarily accounted for 36%, 25% and 13% of gross revenues. For the three months ended March 31, 2010, the Company had three major customers which primarily accounted for 24%, 20% and 16% of gross revenues.

10.	Segmented Information

		Israel	USA	Brazil	Total
Gross revenue	March 31, 2011	$83,961	$681,153	$24,300	$789,414
	March 31, 2010	$228,981	$685,538	$-	$914,519
Net income (loss)	March 31, 2011	$22,152	$(280,002)	$9,186	$(248,664)
	March 31, 2010	$(24,590)	$(77,708)	$(45,700)	$(147,998)
Total assets	March 31, 2011	$257,846	$437,044	$5,924	$700,814
	December 31, 2010	$210,994	$486,980	$18,078	$716,052

For the three months ended March 31, 2011, the Company derived 36% (2010 - 24%) of its gross revenues from sales to the Far East, 28% from sales to Europe (2010 - 14%) and 35% (2010 - 62%) from sales to North and South America.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

11.	Commitments and Contingencies

a)	The Company is committed under an operating lease for its premises expiring June 30, 2012. Minimum annual payments (exclusive of taxes, insurance, and maintenance costs) are as follows:

2011	$61,200
2012	42,000
$103,200

In addition, the Company is committed under operating vehicle leases as follows:

2011	$37,170
2012	39,130
2013	17,130
2014	940
$94,370

Rent expense paid during the three months ended March 31, 2011 and 2010 was $26,718 and $28,504, respectively.

b)	Letter of Credit

As at March 31, 2011, the Company had a standby letter of credit outstanding of $40,000 (December 31, 2010 - $40,000). The facility is secured by restricted cash of $40,000 (December 31, 2010 - $40,000).

c)	Royalties

In 2009, the Israeli subsidiary was authorized to receive approximately $253,000 from the Israeli government grant program. The Israeli subsidiary is required to pay the government agency royalties in the amount of 3% of gross sales from the products and services being developed relating to the grant during the initial 2 years and 3.5% per annum thereafter. The Company completed the project in May 2010. No royalties have been paid as there have been no sales from the related products for the three month period ending March 31, 2011.

M-WISE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
Unaudited

12.	Subsequent Events

a)	Issuance of Shares:

On April 14, 2011,  the Company issued 59,386 common shares, valued at $1,188, for consulting services.

b)	Sale of Substantially All of the Assets

On February 10, 2011, the Company entered in to a non-binding Letter of Intent ("LOI") with Vringo, Inc. ("Vringo"), a provider of video ringtones and personalization solutions for mobile devices, to sell substantially all of the assets. Under the terms of LOI, Vringo will issue the Company 1.9 million shares of its common stock; provide the Company's management with a retention package comprised of options to purchase 500,000 shares of common stock; and assume and pay over a two year period certain of the Company's expenses and related costs in the amount of $615,000. Vringo will also issue a five-year promissory note for $320,000 convertible into 200,000 shares of its common stock for certain services provided in connection with the transaction. The proposed transaction is subject to the satisfactory completion of due diligence by Vringo, the execution of a definitive agreement, regulatory approval, and the approval of both the boards of directors and stockholders of Vringo and the Company. As at March 31, 2011, the proposed transaction is not finalized.

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

OVERVIEW

m-Wise, Inc. (the “Company”) was incorporated in February 2000, and commenced operations immediately thereafter. We initially primarily provided pan-European wireless application service provider operations by hosted MOMA Platform services to customers in the United Kingdom, Spain, France and Italy. We established data centers in Spain, Italy, and France that were connected to our main data center in the United Kingdom. We had connectivity and billing arrangements with cellular operators that enabled us to provide our hosted services. We gained strong credibility and experience as a wireless application service provider during calendar years 2000 and 2001, while we continued to build and develop our wireless middleware product. However, due to the high costs and low revenues in the European wireless application service provider (ASP) market, in 2002, our management decided to transition our focus away from pan-European wireless application service providers, toward installing and licensing our middleware technology at cellular operators and wireless application service providers worldwide, and to operate through original equipment manufacturers (OEMs) and regional sales representatives to sell our products.  Our shift away from hosted wireless application services using our MOMA Platform enabled us to focus more on the core middleware benefits of our technology in fiscal 2002.

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

During calendar 2008, we expanded our business in our primary markets of the USA and Brazil. Our US presence, which we established in 2007, developed and expanded as we intended, and we signed new deals in this territory during 2008. We geared our special expertise in the mobile entertainment industry and signed deals with records labels such as Universal Motown Republic Group and Interscope which are part of the Universal Records Group, to deliver various artist specific mobile content experience. We started working with the leading WPP advertising agency, Burson Marsteller, and delivered a relatively small mobile marketing project for them with the expectation to become their selected technology partner in this market segment and launch additional projects in the future. We also laid the groundwork for two additional significant business deals in the US which we expect to execute early in 2009. We also secured two major deals in the territory of Brazil with Zero 9 and David2Mobile’s Boltcel, leaders in the Italian mobile entertainment market that plan to launch their services in Brazil using our technology. We have also been able to strengthen our partnerships with existing customers, Thumbplay, Arvato Mobile, Interchan, Logia Mobile and Supportcomm and have been able to benefit from the revenue share model that we have established with some of them and see growth in our revenues following their growth in business. We had to depart from customers such as The Sun newspaper (one of the accounts we had in News International), due to expiration of our contract, and Telcogames, due to Telcogames bankruptcy procedures. We have seen the implication of the global economic downturn reflected in the activity of some of our customers, yet despite that, we experienced significant improvement in our revenue growth of 23% since 2007.

In 2009, we expanded and further established our presence in the Americas. We increased volume of sales in the US market and engaged and expanded relationships with many key players in the entertainment industry such as Fox Mobile Group, Universal Records and Warner Music. We also significantly strengthened our position as a mobile marketing leader and executed mobile marketing campaigns for companies like Kodak and WPP's Burson Marsteller agency.

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

Calendar year 2009 was a significant year for m-Wise as we were able to emphasize our unique position as an off-deck mobile marketing and mobile entertainment service provider. We significantly enhanced the underlying technology of our content management and delivery platform and apply many improvements that would make it an off-the-shelf platform that significantly minimizes time-to-market for entertainment companies, content storefronts and mobile marketing campaigns.

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

The investment we made in initiating our local presence in Brazil has not created the desired results and we have also experienced some disappointing results in some of our revenue share based business clients, which altogether lead us to the implementation of company re-organization and overall cost cutting.

We were able to acquire new important customers such as Snackable Media, Universal Music Group and Latcel, all are leading businesses in their respective space, and we continue to see demand for our technology and services.

We are also witnessing many consolidations in the mobile technology space and we believe that it would be beneficial to pursue an active participation in a larger range of mobile services. We have actively started to explore opportunities in these directions and we regularly report about any significant development in this respect. However, no assurance can be given that we will be successful in our efforts to pursue active participation in a larger range of mobile services.

During the first quarter of 2011 m-Wise signed a non binding letter of intent (“LOI”) to sell substantially all of our assets to Vringo, Inc. (NYSE Amex: VRNG). Under the terms of the LOI, Vringo will issue m-Wise 1.9 million shares of its common stock, provide m-Wise's management with a retention package comprised of options to purchase 500,000 shares of common stock, and assume and pay over a two year period certain of m-Wise's expenses and related costs in the amount of $615,000. Vringo will also issue a five-year promissory note for $320,000 convertible into 200,000 shares of its common stock for certain services provided in connection with the transaction. The execution of this LOI is followed by a due diligence process conducted by Vringo with the objective of executing a definite asset purchase agreement. The proposed transaction with Vringo is further subject to regulatory approval and the approval of both the boards of directors and stockholders of Vringo and the Company.

Our participation in this transaction with Vringo is based on our understanding and expectation that the merger of the assets of m-Wise and Vringo has the potential to create an increased value to the share holders of both companies as Vringo represents an advance technological approach towards mobile video and entertainment services for the rapidly growing market of smart phones, while m-Wise provides a robust and highly mature infrastructure and backbone for the management and delivery of such services. However, no assurance can be given that such agreement will result in increased value for either our or Vringo’s shareholders.

In addition, in Q1 2011 we have been witnessing the consolidation and change of ownership of some of our major clients and we have been handling some of the implications of such transactions. Fox Mobile Group has been acquired by Jesta Digital and Thumbplay Ringtones business was acquired by Send Me Mobile. Our operational teams were introduced to a number of changes in the operation of these clients and we hope to benefit from these transitions by enhancing the business relationships with our new partners. We have also been able to promote and advance the services of some of other clients like Latcel, CPA Lead and ReminderToPhone and we expect to see the results of these new services in 2011.

For the rest of the calendar year 2011 we plan to continue and expand the scope and magnitude of our current mobile entertainment services and upon a successful execution of a definite agreement with Vringo, which is currently pending, we plan to invest efforts in a combined offering of services and products that would generate a new and attractive business potential for the combined companies. However, no assurance can be given that we will be able to execute a definitive agreement with Vringo or that we will be able to implement our plans for the rest of calendar year 2011.

Revenues

Our revenues decreased from $914,519 in the three months ended March 31, 2010 to $789,414 in the three months ended March 31, 2011 and from $3,166,276 in the year ended December 31, 2009 to $2,767,959 in the year ended December 31, 2010. Management believes that our efforts to refocus our resources towards building relationships with OEMs may yield additional contracts. Although we are in negotiations for several new contracts there can be no assurance that such contracts will be secured or that they will generate significant revenue. We derive revenues from product sales, licensing, revenue share, customer services and technical support.

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

Customers and customer concentration. Historically we have derived the majority of our revenues from a small number of customers and, although our customer base is expanding, we expect to continue to do so in the future. For the three months ended March 31, 2011, approximately 36% of our sales were derived from sales to Comtrend, 25% to Jesta Digital (formerly Fox Mobile Group) and 13% to Thumbplay. For the three months ended March 31, 2010, approximately 24% of our sales were derived from sales to Comtrend, 20% to Thumbplay and 16% to Boltcel... In the year ended December 31, 2010, approximately 22% of our sales were derived from sales to Thumbplay, 19% to Jesta Digital (formerly Fox Mobile Group) and 16% to Comtrend.

Geographical breakdown. We sell our products primarily to customers in America and Europe. For the three months ended March 31, 2011, we derived 36% of our revenues from sales in North and South America, 28% from sales in Europe and 36% from sales in the Far East. Of these revenues, 86% was derived from sales by the Company, and 14% of our revenues were derived from sales by our subsidiaries For the three months ended March 31, 2010, we derived 62% of our revenues from sales in North and South America, 14% from sales in Europe and 24% from sales in the Far East. Of these revenues, 75% was derived from sales by the Company, and 25% of our revenues were derived from sales by our subsidiary. For the year ended December 31, 2010, we derived 58% of our revenues from sales in North and South America, 26% from sales in Europe and 16% from sales in the Far East. Of these revenues, 80% were derived from sales by the Company, and 20% of our revenues were derived from sales by our subsidiaries.

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

Revenue recognition - Revenues from products sales are recognized on a completed-contract basis, in accordance with Accounting Standard Codification (“ASC”) 605 “Revenue Recognition”. We have primarily short-term contracts whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method. Accordingly, financial position and results of operations would not vary materially from those resulting from the use of the percentage-of- completion method. Revenue is recognized only after all the three stages of deliverables are complete; installation, approval of acceptance tests results by the customer and when the product is successfully put into real-life application. Customers are billed, according to individual agreements, a percentage of the total contract fee upon completion of work in each stage; approximately 40% for installation, 40% upon approval of acceptance tests by the customer and the balance of the total contract price when the software is successfully put into real-life application. The revenues, less its associated costs, are deferred and recognized on completion of the contract and customer acceptance. Amounts received for work performed in each stage are not refundable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2010.

Revenues.

License fees and products. Revenues from license fees and products decreased 65% to $74,885 for the three months ended March 31, 2011, from $216,646 for the same period in 2010. The decrease is primarily due to $95,102 in revenues which was derived from four contracts with four customers during 2010 that was not earned in 2011.

Revenue share. Revenues from revenue share increased 46% to $368,292 for the three months ended March 31, 2011, from $252,016 for the same period in 2010.   The increase is primarily due to $106,026 in revenues which were derived from customers during 2011 that were not earned in 2010.

Customer services and technical support. Revenues from customer services and technical support decreased 22% to $346,237 for the three months ended March 31, 2011, from $445,857 for the same period in 2010. The decrease is primarily due to a decrease in orders and corresponding demand for customer services during the three month period ended March 31, 2011.

Cost of revenues.

Cost of revenues decreased 11% to $301,787 for the three months ended March 31, 2011, from $338,453 for the same period in 2010. The decrease was primarily due to decrease in revenues from customer services and technical support during the three month period ended March 31, 2011.

Operating expenses.

Research and development. Research and development expenses decreased 7% to $115,612 for the three months ended March 31, 2011, from $124,540 for the same period in 2010. This decrease was primarily due to a $74,772 decrease in payroll and related expenses, partially offset by a $15,361 increase in subcontractors expenses and a decrease of $54,249 in government grant income. Research and development expenses, stated as a percentage of revenues increased to 15% for the three months ended March 31, 2011, from 14% for the same period in 2010.

General and administrative.

General and administrative expenses increased 1% to $604,901 for the three months ended March 31, 2011, from $596,366 for the same period in 2010... General and administrative expenses, stated as a percentage of revenues increased to 77% for the three months ended March 31, 2011 from 65% for the same period in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been private sales of our equity securities, stockholder loans, borrowings from banks and to a lesser extent, cash from operations. We had cash and cash equivalents of $138,766 as of March 31, 2011 and $219,625 as of December 31, 2010. Our initial capital came from an aggregate investment of $1.3 million from Cap Ventures Ltd. To date, we have raised an aggregate of $5,300,000 from placements of our equity securities (including the investment by Cap Ventures and a $4,000,000 investment by Syntek Capital AG and DEP Technology Holdings Ltd.). We have also borrowed an aggregate of $1,800,000 from Syntek Capital AG and DEP Technology Holdings Ltd. and as of the date of this quarterly report we have no funds available to us under bank lines of credit. We have a credit line agreement for $500,000 with Miretzky Holdings Limited. As of March 31, 2011, $295,615 is outstanding under the credit line. The credit line has no termination date and does not provide for interest payments.

Other than the credit line agreement with Miretzky, we do not have any commitments from any of our affiliates or current stockholders, or any other non-affiliated parties, to provide additional sources of capital to us. We have an equity line for $10.0 million with Dutchess Private Equity Fund and as of May 16, 2011 we have drawn $828,675 under the Equity Line. We will need approximately $1.2 million for the next twelve months for our operating costs which mainly include salaries, office rent and network connectivity, which we estimate will total approximately $80,000 per month, and for working capital. We intend to finance this amount from our ongoing sales and through the sale of either our debt or equity securities or a combination thereof, to affiliates, current stockholders and/or new investors, however, no assurance can be given that we will be able to secure enough revenue from ongoing sales or from the sale of either our debt or equity securities to fund our operating expenses for the next twelve months. Currently we do not believe that our future capital requirements for equipment and facilities will be material.

Operating activities.

For the three months ended March 31, 2011, net cash used in operating activities was $82,316 primarily due to our net loss of $248,664, a $80,524 increase in accounts receivable-trade, partially offset by $199,760 in stock issued for services expense. In the same period in 2010, net cash provided by operating activities was $53,125 primarily due to a $68,850 in employee vested options expense, a $60,120 decrease in government grants receivable and a $50,000 consulting fees paid by issuance of common stock, partially offset by our net loss of $ 147,998.

Investing and financing activities.

Property and equipment consist primarily of computers, software, and office equipment. For the three months ended March 31, 2010, net cash used in investing activities was $10,041 consisting of an investment of $10,036 in equipment and a $5 increase in short-term investment.. For the three months ended March 31, 2011, net cash provided by financing activities was $1,457 consisting of an increase in advances from stockholder. In the same period in 2010, net cash provided by financing activities was $65,805 consisting of $79,633 proceeds from issuance of common stock, partially offset by a $13,828 decrease in advances from shareholders

Dividends

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

PART II:

OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any material legal proceedings.  However, the United States Securities and Exchange Commission ("SEC") commenced an investigation concerning the Company, along with certain Officers and Directors of the Company, and other unrelated entities for alleged violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Sections 5 and 17(a) of the Securities Act of 1933 that allegedly occurred in 2005. The Company and its officers and directors agreed to enter into a settlement in the amount of $400,000 on February 8, 2011 without admitting or denying any wrongdoing.

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

m-Wise, Inc. (Registrant)

Date: May 16, 2011	By:	/s/ Zach Sivan
Name: Zach Sivan
Title: Chief Executive Officer

Date: May 16, 2011	By:	/s/ Gabriel Kabazo
Name: Gabriel Kabazo
Title: Chief Financial Officer and Principal Accounting Officer